Form 10-Q
period 1996-03-31
TRANSACTION NETWORK SERVICES INC
filed 1996-05-15
CIK 920231

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                    For the quarterly period ended March 31, 1996

                           Commission File Number:  0-23856

                          TRANSACTION NETWORK SERVICES, INC.
                (Exact name of registrant as specified in its charter)

                                       DELAWARE
               (State or jurisdiction of incorporation or organization)

                                      54-1555332
                       (I.R.S. Employer Identification Number)

                               1939 ROLAND CLARKE PLACE
                                  RESTON,  VA 20191
                       (Address of principal executive offices)

                                    (703) 453-8300
                 (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days.   X   Yes       No
                                         -----     -----


    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                        Shares Outstanding as of  May 13, 1996
                  12,236,150 Shares of Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements


                          TRANSACTION NETWORK SERVICES, INC.
                                    BALANCE SHEETS
                                    (in thousands)



                                                              March 31,     December 31,
                                                                1996            1995
                                                              --------      -----------
                                                            (Unaudited)

                                  ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                  $ 11,296       $ 18,681
   Short-term investments                                        6,195          4,551
   Accounts receivable, net of allowance for doubtful
    accounts of $456 and $432, respectively                      8,244          7,716
   Other current assets                                            536            630
                                                              --------       --------
        Total current assets                                    26,271         31,578
                                                              --------       --------
EQUIPMENT, at cost:
   Network equipment                                            18,708         17,067
   Office equipment                                              2,164          1,249
   Less - Accumulated depreciation                              (7,095)        (6,291)
                                                              --------       --------
                                                                13,777         12,025
                                                              --------       --------
INTANGIBLE ASSETS:
   Software and intangibles                                     13,540         12,090
   Less - Accumulated amortization                              (2,040)        (1,701)
                                                              --------       --------
                                                                11,500         10,389
                                                              --------       --------
OTHER ASSETS                                                     1,288          1,350
NOTE RECEIVABLE                                                  3,600          3,600
LONG-TERM INVESTMENTS                                            8,489          2,406
                                                              --------       --------
        Total assets                                          $ 64,925       $ 61,348
                                                              --------       --------
                                                              --------       --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
   Current portion of capital lease obligations               $     14       $     18
   Accounts payable and accrued expenses                         8,126          5,781
                                                              --------       --------
        Total current liabilities                                8,140          5,799
DEFERRED INCOME TAX, net of current amount                         956            956
                                                              --------       --------
        Total liabilities                                        9,096          6,755
                                                              --------       --------
STOCKHOLDERS' EQUITY
   Common Stock                                                     81             81
   Additional paid-in capital                                   48,490         48,160
   Unearned compensation                                           (99)          (106)
   Accumulated equity                                            7,357          6,458
                                                              --------       --------
        Total stockholders' equity                              55,829         54,593

                                                              --------       --------
        Total liabilities and stockholders' equity            $ 64,925       $ 61,348
                                                              --------       --------
                                                              --------       --------



         The accompanying notes are an integral part of these balance sheets.

                          TRANSACTION NETWORK SERVICES, INC.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                       (in thousands, except per share amounts)



                                                                   Three Months
                                                                  Ended March 31,
                                                                1996           1995
                                                             ---------      ---------

Revenues                                                       $10,933        $ 8,421
Cost of network services                                         6,226          4,651
                                                             ---------      ---------
Gross profit                                                     4,707          3,770
                                                             ---------      ---------

Other operating expenses:
    Engineering & development                                      689            563
    Selling, general & administrative                            1,716          1,273
    Depreciation                                                   913            681
    Amortization of intangibles                                    339            240
                                                             ---------      ---------
Total other operating expenses                                   3,657          2,757
                                                             ---------      ---------

Income from operations                                           1,050          1,013
Interest income                                                    400            102
                                                             ---------      ---------
Income before provision for income taxes                         1,450          1,115
Provision for income taxes                                         551            424
                                                             ---------      ---------

Net income                                                     $   899        $   691
                                                             ---------      ---------
                                                             ---------      ---------


Net income per common and
    equivalent share                                           $  0.07        $  0.06
                                                             ---------      ---------
                                                             ---------      ---------

Weighted average common and
    equivalent shares outstanding                               12,603         10,949
                                                             ---------      ---------
                                                             ---------      ---------



        The accompanying notes are an integral part of these statements.

                          TRANSACTION NETWORK SERVICES, INC.
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                    (in thousands)



                                                                   Three Months
                                                                  Ended March 31,
                                                                1996           1995
                                                             ---------      ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                 $     899      $     691
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                1,252            921
    Stock option compensation                                        7             14
    Loss on disposal of equipment                                  ---             (3)
    Increase in accounts receivable                               (528)          (378)
    Decrease (increase) in other current assets                     94             (3)
    Decrease in other assets                                        62            ---
    Increase in accounts payable and accrued expenses            2,519            257
                                                             ---------      ---------
      Net cash provided by operating activities                  4,305          1,499
                                                             ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                      (2,680)        (1,261)
    Purchase of intangible assets                               (1,450)           ---
    Proceeds from disposal of equipment                              7             54
    Purchases of short-term investments                         (1,644)           ---
    Purchases of long-term investments                          (6,083)           ---
                                                             ---------      ---------
      Net cash used in investing activities                    (11,850)        (1,207)
                                                             ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from options, warrants and employee stock
      purchase plan                                                164             61
    Repayment of equipment notes and capital leases                 (4)           (83)
                                                             ---------      ---------
      Net cash provided by (used in) financing activities          160            (22)
                                                             ---------      ---------
NET (DECREASE) INCREASE IN CASH AND
        CASH EQUIVALENTS                                        (7,385)           270
CASH AND CASH EQUIVALENTS, beginning of period                  18,681          7,313
                                                             ---------      ---------
CASH AND CASH EQUIVALENTS, end of period                     $  11,296      $   7,583
                                                             ---------      ---------
                                                             ---------      ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Common Stock issued for 401k matching contribution       $     161      $      56
    Cash paid for income taxes                               $     768      $      12



        The accompanying notes are an integral part of these statements.

                          TRANSACTION NETWORK SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                    MARCH 31, 1996
                                     (UNAUDITED)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

         Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated on August 20, 1990, in the state of Delaware and is a nationwide communications network company specializing in transaction-oriented data services. The Company currently addresses two primary markets through its service offerings: (1) the point-of-sale/point-of-service ("POS") transaction market through its TransXpress-Registered Trademark- network services, and (2) the telephone call billing validation and fraud control market through its CARD*TEL-Registered Trademark- telecommunications services. The Company provides participants in these markets with high speed, reliable, inexpensive communications for real-time validation necessary to reduce losses resulting from the bad debt and fraud often associated with credit cards, debit cards and "0+" telephone calls.

         The financial statements include the accounts of Transaction Network Services, Inc. and of Fortune Telecommunications, Inc. ("FTI") which was a wholly owned subsidiary from the date of its acquisition, June 6, 1994, through February 28, 1995, when FTI was merged into the Company. Significant intercompany accounts have been eliminated in consolidation.

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three month period ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

STOCK SPLIT
         On April 18, 1996, the Company declared a 3-for-2 stock split of the outstanding shares of its Common Stock. This stock split entitled shareholders to receive one additional share for each two outstanding shares of Common Stock held of record as of the close of business on April 30, 1996. The payable date was May 10, 1996. All share and per share data presented has been adjusted to reflect the stock split as if it took effect on January 1, 1995.

USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FINANCIAL INSTRUMENTS
         The Company considers all securities purchased with a maturity of three months or less to be cash equivalents.

         At December 31, 1995 and March 31, 1996, the Company's securities consisted primarily of U.S. government and government agency securities, investment grade corporate bonds, money market accounts (classified as cash equivalents), and overnight reverse repurchase agreements (classified as cash equivalents), all of which the Company has both the positive intent and ability to hold until maturity. These securities are reported at amortized cost.

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

         CASH AND CASH EQUIVALENTS
         The carrying amount approximates fair value because of the short maturity of those instruments.

         SHORT TERM AND LONG TERM INVESTMENTS
         The fair values of the investments, which consist of U.S. government and government agency securities and investment grade corporate bonds, are estimated based on quoted market prices on national exchanges and approximate the carrying amounts.

         NOTE RECEIVABLE
         Management believes that the fair value of the note receivable approximates its carrying value. Fair value is based upon discounting future cash flows using the current rate at which a similar loan would be made to similar borrowers with similar credit ratings and the same remaining maturity.

REVENUE RECOGNITION
         The Company recognizes revenue as the related services are performed. Advance payments for services are deferred and recognized as revenue when earned. As of January 1, 1996 the Company began reporting a single line item of revenue which includes POS services revenue, Telecom services revenue and International revenue. POS services revenue, from the Company's POS transaction communications business, is derived primarily from the transmission through its network of transaction information between merchant or service provider POS
terminals and transaction-processing computer centers.   Telecom services
revenue consists primarily of fees charged on a per query basis to customers for
telephone call fraud-control and billing validation services.   International
revenue currently consists primarily of development fees and in the future may consist also of hardware sales revenue, maintenance and software license fee revenue and royalties.

RECLASSIFICATIONS
         Certain reclassifications of prior period amounts have been made to conform with current period presentation. In 1996, the Company chose to condense its revenue reporting into one line item due to the anticipated increase in the number of product and service offerings.


2.  PUBLIC OFFERING:


         On August 16, 1995, the Company completed a public offering of 1,800,000 shares of Common Stock (not adjusted for April 18, 1996 three for two stock split). Of the 1,800,000 shares, 1,000,000 were sold by the Company and 800,000 were sold by selling shareholders. After underwriting discounts, commissions and other professional fees, net proceeds to the Company from the offering were approximately $23 million.


3.  PURCHASE OF CONTRACT RIGHTS

         On June 30, 1995, the Company completed the purchase from Intellicall of certain contract rights related to Intellicall's telephone call validation and fraud control services, including Intellicall's validation services contracts with customers. The Company also purchased a validation services contract with Intellicall and an exclusive U.S. license to Intellicall's VICS software (excluding certain markets). Intellicall also agreed not to compete for ten years with the Company in the provision of validation services and to exclusively market the Company's validation services to Intellicall's customers (excepting, in each case, such excluded markets). The Company paid $3 million in cash at closing for these assets. The cost of these assets has been included in intangible assets in the December 31, 1995 accompanying balance sheet. The Company will amortize the cost of these assets over ten years.

         On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related
databases.   The transaction also provided for a ten year exclusive Service
Agreement, a joint Marketing Agreement to cross-sell each other's services and a Warrant Agreement giving the Company the right to purchase 100,000 shares of AMNEX Common Stock at $3.91. The Company paid approximately $1.5 million in cash for these assets. The Company will amortize the cost of the depreciable assets over five to ten years.


4.  INCOME TAXES

         The Company recorded a provision for income taxes of $551,000 for the three months ended March 31, 1996. The Company's provision for income taxes for the three month period ended March 31, 1996 is based upon the anticipated effective income tax rate of 38%. This effective income tax rate differs from the Federal statutory rate as follows:


                 Statutory Federal income tax rate               35.0%
                 Effect of graduated rate                        (1.0)
                 State income taxes, net of Federal benefit       4.0
                                                                 -----
                 Anticipated effective income tax rate           38.0%
                                                                 -----
                                                                 -----


5.  NOTE RECEIVABLE

         On October 10, 1995, the Company funded a $3.6 million promissory note to Pond Building, L.L.C., the purchaser of the office building in which the Company's headquarters are located. The note is due in full on June 15, 1996, but can be extended for up to three periods of six months each under certain limited circumstances and as a result is being classified as long term in the accompanying balance sheets. The note is secured by a first lien on the property under a deed of trust with Pond Building, L.L.C. The note carries interest at 9.5% per annum through June 15, 1996, and in the event that the note is extended, at 1% over the prime rate of interest for each six month extension period.

Item 2.

                          TRANSACTION NETWORK SERVICES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         The Company was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/Point-of-Service) transaction processing industry. Between August 1990 and May 1991, the Company was primarily engaged in raising capital from investors and in the initial development of its network. In June 1991 the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 3.7 million in the first quarter of 1996. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which provided customers in the telecommunications industry with telephone call fraud control and billing validation services. In 1995, the Company reorganized around its two key service offerings: (1) POS services which include the Company's TransXpress-Registered Trademark- network services for the POS transaction processing industry, and (2) Telecom services which include FTI's CARD*TEL-Registered Trademark- telephone call billing validation and fraud control services and other services targeted primarily to the telecommunications
industry.   TNS has strengthened its position in the telephone call billing validation and fraud control market through the purchase of assets -- primarily contract rights, marketing and services agreements, non-compete agreements and computer software and databases -- from Intellicall Corporation in June of 1995 and from AMNEX, Inc. in March of 1996. In the first quarter of 1996, the Company began to recognize revenue for products and services sold internationally and continues to actively market its products and services to potential international customers.


RESULTS OF OPERATIONS

REVENUES

         Total revenues increased by 30% to $10,933,000 for the three month period ended March 31, 1996 from $8,421,000 for the same period in 1995. Of the $2,512,000 increase for the three month period, 54% was due to the increased usage of the TNS network by the Company's POS services customers. Telecommunications service customers contributed 38% of the growth. The remaining 8% resulted primarily from development fees derived from the Company's International activities. As of January 1, 1996 the Company began reporting a single line item of revenue which includes POS services revenue, Telecom services revenue and International revenue.

         The growth in POS services revenue resulted primarily from an increase in transaction volume and associated revenue from the Company's existing POS customers. POS transaction volume increased by 42% to 341 million from 240 million transactions for the first quarter of 1996 versus 1995. The transaction volume growth rate exceeded the revenue growth rate primarily because the average revenue per transaction declined by approximately 15% for the three month period. This decline in average revenue per transaction occurred as a result of several factors. First Data Corporation ("FDC"), the Company's largest customer, entered into a new five year service contract with TNS which resulted in a significant price reduction for FDC effective January 1, 1996. Under the terms of the contract, FDC has agreed to a minimum revenue commitment to TNS of $55 million over the term of the contract. Average revenue per transaction also declined as a result of price discounts based on increasing transaction volumes for many customers, contract renegotiations with several customers other than FDC, and from the relative contribution to total transaction volume of certain of the Company's customers.

         Telecommunications revenue increased by 41% to $3,309,000 for the three months ended March 31, 1996 from $2,345,0000 for the same period in 1995. These revenues were generated primarily by fees charged on a per query basis to telecommunications customers for the Company's telephone call fraud control and billing validation services. The growth in revenue was due to growth in queries processed for the Company's telecommunications customers for the three month period, and from the inclusion of the revenues derived from the June 30, 1995 Intellicall asset purchase .

         On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related
databases.   The transaction also provided for a ten year exclusive Service
Agreement, a joint Marketing Agreement to cross-sell each other's services and a Warrant Agreement giving the Company the right to purchase 100,000 shares of AMNEX Common Stock at $3.91. The Company paid approximately $1.5 million in cash for these assets. The Company will amortize the cost of the depreciable assets over five to ten years.

COST OF NETWORK SERVICES

         Cost of network services increased by 34% to $6,226,000 for the three months ended March 31, 1996 from $4,651,000 for the same period in 1995. This growth resulted primarily from increases in local access, "800" usage charges and charges for billing validation information resulting from increased transaction and query volume. Growth in cost of network services also resulted from costs associated with increases in network capacity purchased from outside vendors and from increases in other costs associated with operating the Company's network. As anticipated by the Company, cost of network services increased as a percentage of revenue to 57% in the first quarter of 1996 from 55% in the first quarter of 1995. The reduction in average revenue per transaction was significantly, but not fully offset by several factors, resulting in a net increase in cost of network services as a percentage of revenue of about 2%. In August 1995, a reduction in the cost per minute of usage for local access charged by local exchange carriers went into effect by FCC mandate, effectively reducing the Company's variable cost per transaction. Also, the Company was able to continue to achieve economies of scale on its network as the growth in transaction and query volume and associated revenue was larger than the increase in recurring costs for network capacity and network management.

GROSS PROFIT

         Gross profit increased by 25% to $4,707,000 for the three months ended March 31, 1996 from $3,770,000 for the same period of 1995. This represents 43% and 45% of total revenues in the first quarter of 1996 and 1995, respectively. The 2% decrease in gross profit as a percentage of total revenues for the three month periods reflects the fact that the reduction in average revenue per POS transaction over the periods was largely, but not completely, offset by local access rate reductions and network efficiencies resulting from transaction volume and query growth. For the remainder of 1996, the incremental increase in transaction volume and revenue is not anticipated to fully offset the significant price reduction and network cost increases associated with the new FDC contract. As a result, a continuation of gross profit margins at levels below those recorded for comparable periods in 1995 is expected. The eventual level of the gross profit margin depends on number of factors including total transaction volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the timing and extent of the Company's network expansion and the timing and extent of any network cost reductions of which the Company may be able to take advantage. In addition, any significant loss of transaction volume could lead to a decline in gross margin because a significant portion of network costs are fixed costs.

ENGINEERING AND DEVELOPMENT

         Engineering and development expense increased by 22% to $689,000 for the three months ended March 31, 1996 from $563,000 for the same period of 1995. Engineering and development expense is composed of the salaries, personnel expenses and other expenses related to the Company's network equipment systems integration, software development and technology assessment activities. These expenses are incurred primarily to develop and enhance network software and systems, to develop specialized software and equipment for new customers, to conduct research and develop new service offerings, and to build, test, maintain and modify existing network software and systems. The Company has not capitalized any costs associated with software or other development performed by its engineering and development groups.

SELLING, GENERAL AND ADMINISTRATIVE

         Selling, general and administrative expenses increased by 35% to $1,716,000 for the three months ended March 31, 1996 from $1,273,000 for the same period of 1995. Selling, general and administrative expenses include sales, marketing, finance, accounting and administrative costs. The increase in these expenses is attributable to several factors. Additional expenses were incurred as a result of an increase in administrative staff and expenses associated with the growth of the Company. An increase in sales costs resulting primarily from an increase in sales staff and salary expense also contributed to the growth in selling, general and administrative expenses. On June 30, 1995, TNS entered into a billing agreement with Intellicall whereby, for a $1,500,000 prepayment, Intellicall provides billing services to TNS for telecommunications services provided by TNS to customers whose contract rights were acquired from Intellicall by TNS. During the third quarter of 1995, TNS began recognizing the billing services expenses associated with the Intellicall agreement and expects that it will have fully utilized the prepayment for these services during the next four to six years, depending on the volume of telecommunications services billed through this agreement. In March 1996, the Company relocated to a new headquarters facility and began incurring lease expense on the new building at that time. Increased lease costs and other expenses related to the relocation also contributed to the growth in selling, general and administrative expenses. Total lease costs and building expenses related to the new headquarters facility are expected to be approximately $750,000 for the full year of 1996.

DEPRECIATION

         Depreciation expense increased by 34% to $913,000 for the three months ended March 31, 1996 from $681,000 for the same period in 1995. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business. Capital expenditures for network and office equipment amounted to $2,680,000 in the first three months of 1996. Depreciation expense relating to network and office equipment is recorded using the straight line method over an estimated useful life of three to five years.

AMORTIZATION OF INTANGIBLES

         The amortization of intangible assets increased by 41% to $339,000 for the three months ended March 31, 1996 from $240,000 for the same period of 1995. For the three month period, the increase resulted from amortization of certain intangible assets acquired from Intellicall for approximately $3,000,000 on June 30, 1995. On March 29, 1996, the Company completed an asset purchase from AMNEX of AMNEX's proprietary fraud-control system and related databases and entered into long term marketing and service agreements with AMNEX. The Company paid
approximately $1.5 million in cash for these assets.   Amortization of all
existing intangible assets is expected to be approximately $400,000 per quarter over the next several years.

INCOME TAXES

         Provision for income taxes was $551,000 for the three months ended March 31, 1996 and $424,000 for the same period in 1995. The effective tax rate in the first three months of 1996 and 1995 was approximately 38%.

NET INCOME AND EARNINGS PER SHARE

         Net income increased by 30% to $899,000 for the three months ended March 31, 1996 from $691,000 for the same period in 1995. On April 18, 1996, the Company declared a 3-for-2 stock split of the outstanding shares of Common Stock. This stock split entitled shareholders to receive one additional share for each two outstanding shares of Common Stock held of record as of the close of business on April 30, 1996. The payable date was May 10, 1996. All share and per share data presented has been adjusted to reflect the stock split as if it took effect as of January 1, 1995. Earnings per share grew to $0.07 for the first quarter of 1996 from $0.06 for the first quarter of 1995. The weighted average number of shares outstanding used to calculate earnings per share increased to 12,603,000 for the first quarter of 1996 from 10,949,000 for the first quarter of 1995. Shares outstanding increased primarily because of the Company's secondary stock offering in August of 1995 in which 1,000,000 shares were issued by the Company (1,500,000 as adjusted for the April 18, 1996 three for two stock split).

LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes sources and uses of cash from the Company's Statement of Cash Flows for the three month period ended March 31, 1996.



         Cash & equivalents as of December 31, 1995                       $   18,681,000
         Net cash provided by operations                $    4,305,000
         Investing activities:
         Purchases of equipment                             (2,680,000)
         Purchase of intangible assets                      (1,450,000)
         Purchase of long-term investments                  (6,083,000)
         Purchase of short-term investments                 (1,644,000)
         Other investing activities                              7,000
                                                        --------------
                                                           (11,850,000)

         Financing activities:
         Repayment of debt                                      (4,000)
         Other financing activities                            164,000
                                                        --------------
                                                               160,000

         Net decrease in cash & equivalents                               $   (7,385,000)
                                                                          --------------
         Cash & equivalents as of  March 31, 1996                         $   11,296,000
                                                                          --------------
                                                                          --------------


    At March 31, 1996 principal sources of liquidity were cash and cash equivalents of $11,296,000, short term investments of $6,195,000, and a bank line of credit of up to $1,000,000. The line of credit bears an interest rate of 2% above the prime rate of interest and was entirely unused as of March 31, 1996.

    At March 31, 1996 the Company had equipment notes and capital lease obligations of which $14,000 is current, and had long term commitments to purchase capital equipment in the amount of approximately $2.7 million, of which $2.2 million is contingent upon the vendor meeting delivery in accordance with development milestones. Except for these arrangements, the Company does not have long-term supply contracts with these or any other limited source vendors. On September 21, 1995 the Company entered into a lease which commenced in March 1996 on an office building which the Company began to use as its headquarters facility beginning in March 1996. The lease term is 12 years and calls for the payment of approximately $620,000 in 1996, and for the payment to escalate every year thereafter based a factor tied to the change in the Consumer Price Index, but not to exceed 3% per annum, and for a fixed increase in year six of approximately $67,000.

    During the three months ended March 31, 1996 operations provided $4,305,000 in cash.

    Investing activities used $11,850,000 in cash during the three months ended March 31, 1996. For the three month period in 1996, purchases of equipment used $2,680,000, the purchase of certain assets and agreements from AMNEX, Inc. used $1,450,000, purchases of long term investment-grade fixed-income securities with original maturities of more than one year used $6,083,000, purchases of short-term investments with original maturities of less than one year but more than three months used $1,644,000 and other investing activities provided $7,000.

    During the three months ended March 31, 1996, financing activities provided net cash of $160,000. For the three month period in 1996, repayment of debt used $4,000 and other financing activities provided $164,000.

    The Company believes that the proceeds from its 1995 public offering of common stock, its other existing cash balances and line of credit, other current assets and cash flow generated by operating activities will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

FORWARD LOOKING STATEMENTS
    Statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report that are not descriptions of historical fact may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including , but not limited to, the Company's reliance on a limited number of major customers, dependence on market expansion, competition, technological change and necessity of developing new services, dependence on proprietary rights, changes in government regulation and seasonality and fluctuations in quarterly results.

                             PART II - OTHER INFORMATION

Item 1.          Legal Proceedings. - Not Applicable

Item 2.          Changes in Securities. - Not Applicable

Item 3.          Default Upon Senior Securities. - Not Applicable

Item 4.          Submission of Matters to a Vote of Security Holders. - Not
                 Applicable

Item 6.          Exhibits and Reports on Form 8-K .

                 (a.)    Exhibits.

                         Financial Data Schedule.

                 (b.)    Reports on Form 8-K.  - None

                         Form 8-K, reporting Item 5 (Change of Address), dated and filed March 4, 1996.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       Transaction Network Services, Inc.
                                       (Registrant)



Date: May 13, 1996                     By:   /s/ John J. McDonnell, Jr.
                                            ------------------------------------
                                                  John J. McDonnell, Jr.
                                                  President and Chief
                                                  Executive Officer



Date: May 13 , 1996                    By:    /s/ Brian K. Barnum
                                            ------------------------------------
                                                  Brian K. Barnum
                                                  Vice President of Finance
                                                  (Principal Financial Officer)