Form 10-Q
period 1996-06-30
TRANSACTION NETWORK SERVICES INC
filed 1996-08-14
CIK 920231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June  30, 1996

                        Commission File Number:  0-23856

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

                    Shares Outstanding as of  August 9, 1996
               12,265,799 Shares of Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                       TRANSACTION NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      JUNE 30,      DECEMBER 31,
                                                        1996            1995
                                                     -----------     -----------
                                                     (UNAUDITED)
                                ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                          $  13,329       $  18,681
   Short-term investments                                 8,979           4,551
   Accounts receivable, net of allowance for
    doubtful accounts of $462 and $432, respectively      8,679           7,716
   Other current assets                                     599             630
                                                     -----------     -----------
      Total current assets                               31,586          31,578
                                                     -----------     -----------
EQUIPMENT, at cost:
   Network equipment                                     20,320          17,067
   Office equipment                                       2,497           1,249
   Less - Accumulated depreciation                       (8,061)         (6,291)
                                                     -----------     -----------
                                                         14,756          12,025
                                                     -----------     -----------
INTANGIBLE ASSETS:
   Software and intangibles                              13,555          12,090
   Less - Accumulated amortization                       (2,419)         (1,701)
                                                     -----------     -----------
                                                         11,136          10,389
                                                     -----------     -----------
OTHER ASSETS                                              1,006           1,350
NOTE RECEIVABLE                                               -           3,600
LONG-TERM INVESTMENTS                                     5,882           2,406
                                                     -----------     -----------
      Total assets                                    $  64,366       $  61,348
                                                     -----------     -----------
                                                     -----------     -----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
   Current portion of capital lease obligations       $       5       $      18
   Accounts payable and accrued expenses                  5,810           5,781
                                                     -----------     -----------
      Total current liabilities                           5,815           5,799
DEFERRED INCOME TAX, net of current amount                  956             956
                                                     -----------     -----------
      Total liabilities                                   6,771           6,755
                                                     -----------     -----------
STOCKHOLDERS' EQUITY
   Common Stock                                             123              81
   Additional paid-in capital                            48,733          48,160
   Unearned compensation                                    (91)           (106)
   Accumulated equity                                     8,830           6,458
                                                     -----------     -----------
      Total stockholders' equity                         57,595          54,593
                                                     -----------     -----------
      Total liabilities and stockholders' equity      $  64,366       $  61,348
                                                     -----------     -----------
                                                     -----------     -----------


      The accompanying notes are an integral part of these balance sheets.

                       TRANSACTION NETWORK SERVICES, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                             JUNE 30,               JUNE 30,
                                        ------------------    ------------------
                                           1996      1995        1996      1995
                                        --------   -------    --------  --------

Revenues                                $ 13,168  $  9,743    $ 24,101  $ 18,164
Cost of network services                   7,147     5,215      13,373     9,866
                                        --------- ---------   --------- --------
Gross profit                               6,021     4,528      10,728     8,298
                                        --------- ---------   --------- --------

Other operating expenses:
   Engineering & development                 691       502       1,380     1,065
   Selling, general & administrative       2,021     1,416       3,737     2,689
   Depreciation                            1,004       727       1,917     1,408
   Amortization of intangibles               379       240         718       480
                                        --------- ---------   --------- --------
Total other operating expenses             4,095     2,885       7,752     5,642
                                        --------- ---------   --------- --------

Income from operations                     1,926     1,643       2,976     2,656
Interest income                              450       101         850       203
                                        --------- ---------   --------- --------
Income before provision for income
  taxes                                    2,376     1,744       3,826     2,859
Provision for income taxes                   903       663       1,454     1,087
                                        --------- ---------   --------- --------
Net income                              $  1,473  $  1,081    $  2,372  $  1,772
                                        --------- ---------   --------- --------
                                        --------- ---------   --------- --------


Net income per common and
    equivalent share                    $   0.12  $   0.10     $  0.19  $   0.16
                                        --------- ---------   --------- --------
                                        --------- ---------   --------- --------

Weighted average common and
   equivalent shares outstanding          12,710    10,983      12,624    10,967
                                        --------- ---------   --------- --------
                                        --------- ---------   --------- --------


        The accompanying notes are an integral part of these statements.

                       TRANSACTION NETWORK SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)
                                                                SIX MONTHS
                                                               ENDED JUNE 30,
                                                              1996        1995
                                                          ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                               $  2,372    $  1,772
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                             2,635       1,888
    Stock option compensation                                    15           29
    Loss (gain) on disposal of equipment                          7          (7)
    Increase in accounts receivable                            (963)     (1,167)
    Decrease (increase) in other current assets                  31        (289)
    Decrease (increase) in other assets                         344      (1,412)
    Increase in accounts payable and accrued expenses            43         561
                                                          ----------  ----------
      Net cash provided by operating activities               4,484       1,375
                                                          ----------  ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                   (4,521)     (2,648)
    Purchase of intangible assets                            (1,465)     (3,050)
    Proceeds from disposal of equipment                          13          58
    Repayment of note receivable                              3,600
    Purchases of short-term investments                      (4,428)        ---
    Purchases of long-term investments                       (3,476)        ---
                                                          ----------  ----------
      Net cash used in investing activities                 (10,277)     (5,640)
                                                          ----------  ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from options, warrants and employee stock
      purchase plan                                             454         128
    Repayment of equipment notes and capital leases             (13)       (165)
                                                          ----------  ----------
      Net cash provided by (used in) financing activities       441         (37)
                                                          ----------  ----------

NET DECREASE IN CASH AND CASH
      EQUIVALENTS                                            (5,352)     (4,302)
CASH AND CASH EQUIVALENTS, beginning of period               18,681       7,313
                                                          ----------  ----------
CASH AND CASH EQUIVALENTS, end of period                   $ 13,329    $  3,011
                                                          ----------  ----------
                                                          ----------  ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Common Stock issued for 401k matching contribution     $    161     $    56
    Cash paid for income taxes                             $  1,512     $    18


        The accompanying notes are an integral part of these statements.

                       TRANSACTION NETWORK SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

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

     The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

STOCK SPLIT
     On April 18, 1996, the Company declared a 3-for-2 stock split of the outstanding shares of its Common Stock. This stock split entitled shareholders to receive one additional share for each two outstanding shares of Common Stock held of record as of the close of business on April 30, 1996. The payable date was May 10, 1996. All share and per share data presented have been retroactively adjusted to reflect the stock split.

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

     At December 31, 1995 and June 30, 1996, the Company's securities consisted primarily of U.S. government and government agency securities, investment grade corporate bonds, money market accounts (classified as cash equivalents), and overnight reverse repurchase agreements (classified as cash equivalents), all of which the Company has both the positive intent and ability to hold until maturity. These securities are reported at amortized cost.

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

REVENUE RECOGNITION
     The Company recognizes revenue as the related services are performed. Advance payments for services are deferred and recognized as revenue when earned. As of January 1, 1996 the Company began reporting a single line item of revenue which includes POS services revenue, Telecom services revenue and International revenue. POS services revenue from the Company's POS transaction communications business, is derived primarily from the transmission through its network of transaction information between merchant or service provider POS
terminals and transaction-processing computer centers.   Telecom services
revenue consists primarily of fees charged on a per query basis to customers for
telephone call fraud-control and billing validation services.   International
revenue currently consists primarily of development fees and hardware sales revenue, and in the future may consist also of maintenance and software license fee revenue and royalties.

RECLASSIFICATIONS
     Certain reclassifications of prior period amounts have been made to conform with current period presentation.


2.  PUBLIC OFFERING:

     On August 16, 1995, the Company completed a public offering of 1,800,000 shares of Common Stock (not adjusted for the April 18, 1996 three-for-two stock split). Of the 1,800,000 shares, 1,000,000 were sold by the Company and 800,000 were sold by selling shareholders. After underwriting discounts, commissions and other professional fees, net proceeds to the Company from the offering were approximately $23 million.


3.  PURCHASE OF INTANGIBLE ASSETS

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


     On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases.
The transaction also provided for a ten year exclusive Service Agreement, a joint Marketing Agreement to cross-sell each other's services and a Warrant Agreement giving the Company the right to purchase 100,000 shares of AMNEX Common Stock at $3.91. The Company paid approximately $1.5 million in cash for these assets. In connection with the Asset Purchase Agreement, the Company has agreed to purchase additional assets from AMNEX which AMNEX acquired in a subsequent business combination for approximately $200,000. These assets include assets used to provide fraud control, and billing validation services. The Company will amortize the cost of these assets over five to ten years.


4.  INCOME TAXES

     The Company recorded a provision for income taxes of $903,000 and $1,454,000 for the three and six month periods ended June 30, 1996. The Company's provision for income taxes for the three and six month periods ended June 30, 1996 is based upon the anticipated effective income tax rate of 38%. This effective income tax rate differs from the Federal statutory rate as follows:


          Statutory Federal income tax rate            35.0%
          Effect of graduated rate                     (1.0)
          State income taxes, net of Federal benefit    4.0

                                                       -----
          Anticipated effective income tax rate        38.0%
                                                       -----
                                                       -----


5.  NOTE RECEIVABLE

     On October 10, 1995, the Company funded a $3.6 million promissory note to Pond Building, L.L.C., the purchaser of the office building in which the Company's headquarters are located. The note was paid in full on June 10, 1996.

Item 2.

                       TRANSACTION NETWORK SERVICES, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/Point-of-Service) transaction processing industry. Between
August 1990 and May 1991, the Company was primarily engaged in raising capital from investors and in the initial development of its network. In June 1991 the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 5.3 million in the second quarter of 1996. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which provided customers in the telecommunications industry with telephone call fraud control and billing validation services. In 1995, the Company reorganized around its two key service offerings: (1) POS services which include the Company's TransXpress-Registered Trademark- network services for the POS transaction processing industry, and (2) Telecom services which include FTI's CARD*TEL-Registered Trademark- telephone call billing validation and fraud control services and other services targeted primarily to the telecommunications
industry.   TNS has strengthened its position in the telephone call billing validation and fraud control market through the purchase of assets -- primarily contract rights, marketing and services agreements, non-compete agreements and computer software and databases -- from Intellicall Corporation in June of 1995 and from AMNEX, Inc. in March of 1996. In the first quarter of 1996, the Company began to recognize revenue for products and services sold internationally and continues to actively market its products and services to potential international customers.


RESULTS OF OPERATIONS

REVENUES

     Total revenues increased by 35% to $13,168,000 for the three month period ended June 30, 1996 from $9,743,000 for the same period in 1995 and by 33% to $24,101,000 for the first six months of 1996 from $18,164,000 for the same period in 1995. Of the $3,425,000 and $5,937,000 increase for the three and six month periods, 76% and 67%, respectively, was due to the increased usage of the
TNS network by the Company's POS services customers.   Telecommunications
service customers contributed 18% and 26% of the growth for the three and six month periods. The remaining 6% and 7% of the growth for the three and six month periods resulted primarily from development fees derived from the Company's International activities. As of January 1, 1996 the Company began reporting a single line item of revenue which includes POS services revenue, Telecom services revenue and International revenue.

     The growth in POS services revenue resulted primarily from an increase in transaction volume and associated revenue from the Company's existing POS customers. POS transaction volume increased by 66% to 483 million from 291 million transactions for the second quarter of 1996 versus 1995 and by 55% to 824 million for the six month period ended June 30, 1996 from 531 million for the same period in 1995. The transaction volume growth rate exceeded the revenue growth rate primarily because the average revenue per transaction declined by approximately 22% for the three month period. This decline in average revenue per transaction occurred as a result of several factors. First Data Corporation ("FDC"), the Company's largest customer, entered into a new five year service contract with TNS which resulted in a significant price reduction for FDC effective January 1, 1996. Under the terms of the contract, FDC has agreed to a minimum revenue commitment to TNS of $55 million over the term of the contract. Average revenue per transaction also declined as a result of price discounts based on increasing transaction volumes for many customers, contract renegotiations with several customers other than FDC, and from the relative contribution to total transaction volume of certain of the Company's customers. During the period ended June 30, 1996, the Company recognized approximately $270,000 in revenue as a result of a prepayment of a note receivable relating to POS services rendered during a 24 month period. The services were provided under a loan agreement between the Company and a customer whereby amounts charged to the customer for services rendered were converted to an interest bearing note receivable to
be paid over a 10-year period.   The Company recognized revenues relating to the
services provided under the loan agreement on a cash basis as principal payments were received.

     Telecommunications revenue increased by 22% to $3,387,000 for the three months ended June 30, 1996 from $2,771,0000 for the same period in 1995 and by 31% to $6,696,000 for the first six months of 1996 from $5,116,000 for the same period in 1995. This revenue was generated primarily by fees charged on a per query basis to telecommunications customers for the Company's telephone call fraud control and billing validation services. The growth in revenue was due to growth in queries processed for the Company's telecommunications customers for the three and six month periods, and from the inclusion of the revenues derived from the June 30, 1995 Intellicall asset purchase and to a much lesser extent from the purchase of intangible assets including an Exclusive Services Agreement from AMNEX, Inc.

     On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases.
The transaction also provided for a ten year exclusive Service Agreement, a joint Marketing Agreement to cross-sell each other's services and a Warrant Agreement giving the Company the right to purchase 100,000 shares of AMNEX Common Stock at $3.91. The Company paid approximately $1.5 million in cash for these assets. In connection with the Asset Purchase Agreement, the Company has agreed to purchase additional assets from AMNEX which AMNEX acquired in a subsequent business combination for approximately $200,000. These assets include assets used to provide fraud control, and billing validation services. The Company will amortize the cost of the depreciable assets over five to ten years.

     Since its acquisition in 1994, the Company's telecom services division has grown principally through the addition of new customers, through the acquisition of contract rights and other intangible assets, and through the provision of new service offerings. The Company's core customers in the fraud control and billing validation services market have not achieved growth rates comparable with those experienced by many of the Company's POS customers. The market for third party billing validation and fraud control services has been adversely impacted by so-called "dial-around" and pre-paid calling card services which use 800 WATS services to route telephone calls made from pay phones, hotel phones, or other public use telephones to long distance carriers other than those chosen by the telephone proprietor. These dial-around offerings effectively divert telephone calls away from the Company's customer base for fraud control and billing validation services (primarily operator services providers and payphone service providers) to other telecommunications companies with separate billing validation databases (in many cases MCI and AT&T). As part of the Telecommunications
Act of 1996, the FCC has been authorized to mandate a payment scheme pursuant to which payphone service providers are "fairly compensated" for all access code calls, debit card calls, subscriber 800 and other toll-free calls which originate on the payphone service providers' facilities but which are routed to telecommunications carriers other than those pre-subscribed by the payphone service providers ("dial-around compensation"). The technique which will be used to compensate the pay phone providers for 800 calls made from their equipment has not been determined. The FCC proposal is expected to be announced later this year. While TNS management believes that dial-around compensation will increase the underlying cost of these services either to the consumer or to the telecommunications companies offering such services, it is uncertain what impact the new rules will have on dial-around usage and therefore on demand for TNS Telecom Services offerings.

COST OF NETWORK SERVICES

     Cost of network services increased by 37% to $7,147,000 for the three months ended June 30, 1996 from $5,215,000 for the same period in 1995 and by 36% to $13,373,000 for the first six months of 1996 from $9,866,000 for the same period in 1995. This growth resulted primarily from increases in local access, "800" usage charges and charges for billing validation information resulting from increased transaction and query volume. Growth in cost of network services also resulted from costs associated with increases in network capacity purchased from outside vendors and from increases in other costs associated with operating the Company's network. The reduction in average revenue per transaction was significantly, but not fully offset by several factors, resulting in a net increase in cost of network services as a percentage of revenue of about 1% for the first six month period of 1996. In August 1995, a reduction in the cost per minute of usage for local access charged by local exchange carriers went into effect by FCC mandate, effectively reducing the Company's variable cost per transaction. Also, the Company was able to continue to achieve economies of scale on its network as the growth in transaction and query volume and associated revenue was larger than the increase in recurring costs for network capacity and network management.

GROSS PROFIT

     Gross profit increased by 33% to $6,021,000 for the three months ended June 30, 1996 from $4,528,000 for the same period of 1995 and by 29% to $10,728,000 for the first six months of 1996 from $8,298,000 for the same period in 1995. This represents 45% and 46% of total revenues for the six month period of 1996 and 1995, respectively. The 1% decrease in gross profit as a percentage of total revenues for the six month period reflects the fact that the reduction in average revenue per POS transaction over the periods was largely, but not completely, offset by local access rate reductions and network efficiencies resulting from transaction volume and query growth and from larger than normally recorded non-transaction revenues resulting from the prepayment of a note owed to the Company by a customer for services rendered in previous periods. For the remainder of 1996, the incremental increase in transaction and query volume and revenue is not anticipated to fully offset the significant price reduction and network cost increases associated with the new FDC contract. As a result, a continuation of gross profit margins at levels below those recorded for comparable periods in 1995 is expected. The eventual level of the gross profit margin depends on number of factors including total transaction and query volume growth, the relative growth and contribution to total transaction and query volume of each of the Company's customers, the timing and extent of the Company's network expansion and the timing and extent of any network cost reductions of which the Company may be able to take advantage. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin because a significant portion of network costs are fixed costs, and maintaining the historical gross margin level depends in part on growth in transaction volume generating economies of scale.

ENGINEERING AND DEVELOPMENT

     Engineering and development expense increased by 38% to $691,000 for the three months ended June 30, 1996 from $502,000 for the same period of 1995 and by 30% to $1,380,000 for the first six months of 1996 from $1,065,000 for the
same period in 1995.   Engineering and development expense is composed of the
salaries, personnel expenses and other expenses related to the Company's network equipment systems integration, software development and technology assessment activities. These expenses are incurred primarily to develop and enhance network software and systems, to develop specialized software and equipment for new customers, to conduct research and develop new service offerings, and to build, test, maintain and modify existing network software and systems. The Company has not capitalized any costs associated with software or other development performed by its engineering and development groups.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased by 43% to $2,021,000 for the three months ended June 30, 1996 from $1,416,000 for the same period of 1995 and by 39% to $3,737,000 for the first six months of 1996 from $2,689,000 for the same period in 1995. Selling, general and administrative expenses include sales, marketing, finance, accounting and administrative costs. The increase in these expenses is attributable to several factors. Additional expenses were incurred as a result of an increase in administrative staff and expenses associated with the growth of the Company. An increase in sales costs resulting primarily from an increase in sales staff and salary expense also contributed to the growth in selling, general and administrative expenses. On June 30, 1995, TNS entered into a billing agreement with Intellicall whereby, for a $1,500,000 prepayment, Intellicall provides billing services to TNS for telecommunications services provided by TNS to customers whose contract rights were acquired from Intellicall by TNS. During the third quarter of 1995, TNS began recognizing the billing services expenses associated with the Intellicall agreement and expects that it will have fully utilized the prepayment for these services during the next four to six years, depending on the volume of telecommunications services billed through this agreement. In March 1996, the Company relocated to a new headquarters facility and began incurring lease expense on the new building at that time. Increased lease costs and other expenses related to the relocation also contributed to the growth in selling, general and administrative expenses. Total lease costs and building expenses related to the new headquarters facility are expected to be approximately $750,000 for the full year of 1996.

DEPRECIATION

     Depreciation expense increased by 38% to $1,004,000 for the three months ended June 30, 1996 from $727,000 for the same period in 1995 and by 36% to $1,917,000 for the first six months of 1996 from $1,408,000 for the same period in 1995. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business. Capital expenditures for network and office equipment amounted to $1,985,000 and $4,521,000 for the three and six month period ending June 30, 1996. Depreciation expense relating to network and office equipment is recorded using the straight line method over estimated useful lives ranging from three to five years.

AMORTIZATION OF INTANGIBLES

     The amortization of intangible assets increased by 58% to $379,000 for the three months ended June 30, 1996 from $240,000 for the same period of 1995 and by 50% to $718,000 for the first six months of 1996 from $480,000 for the same period in 1995. For the three and six month periods, the increase resulted from amortization of certain intangible assets acquired from Intellicall for approximately $3,000,000 on June 30, 1995. On March 29, 1996, the Company completed an asset purchase from AMNEX of AMNEX's proprietary fraud-control system and related databases and entered into long term marketing and service agreements with AMNEX. The Company paid approximately $1.5 million in cash for
these assets.   Amortization of all existing intangible assets is expected to be approximately $400,000 per quarter over the next several years.

INCOME TAXES

     Provision for income taxes was $903,000 for the three months ended June 30, 1996 and $663,000 for the same period in 1995 and $1,454,000 for the first six months of 1996 and $1,087,000 for the same period in 1995. The effective tax rate in the three and six month periods ending June 30, 1996 and 1995 was approximately 38%.

NET INCOME AND EARNINGS PER SHARE

     Net income increased by 36% to $1,473,000 for the three months ended June 30, 1996 from $1,081,000 for the same period in 1995 and by 34% to $2,372,000 for the first six months of 1996 from $1,772,000 for the same period in 1995. On April 18, 1996, the Company declared a 3-for-2 stock split of the outstanding shares of Common Stock. This stock split entitled shareholders to receive one additional share for each two outstanding shares of Common Stock held of record as of the close of business on April 30, 1996. The payable date was May 10, 1996. All share and per share data presented have been retroactively adjusted to reflect the stock split. Earnings per share grew to $0.12 for the three months ended June 30, 1996 from $0.10 for the same period in 1995 and to $0.19 for the first six months of 1996 from $0.16 for the same period of 1995. The weighted average number of shares outstanding used to calculate earnings per share increased to 12,710,000 for the three months ended June 30, 1996 from 10,983,000 for the same period in 1995 and to 12,624,000 for the first six months of 1996 from 10,967,000 for the same period of 1995. Shares outstanding increased primarily because of the Company's stock offering in August of 1995 in which 1,000,000 shares were issued by the Company (1,500,000 as adjusted for the April 18, 1996 three for two stock split).

LIQUIDITY AND CAPITAL RESOURCES

     The following table summarizes sources and uses of cash from the Company's Statement of Cash Flows for the six month period ended June 30, 1996.

     Cash & equivalents as of December 31, 1995                   $  18,681,000
     Net cash provided by operations              $  4,484,000
     Investing activities:
          Purchases of equipment                    (4,521,000)
          Purchase of intangible assets             (1,465,000)
          Purchase of long-term investments         (3,476,000)
          Purchase of short-term investments        (4,428,000)
          Repayment of note receivable               3,600,000
          Other investing activities                    13,000
                                                  ------------
                                                   (10,277,000)
     Financing activities:
          Repayment of debt                            (13,000)
          Other financing activities                   454,000
                                                  ------------
                                                       441,000
     Net decrease in cash & equivalents                           $  (5,352,000)
                                                                  -------------
  Cash & equivalents as of  June 30, 1996                         $  13,329,000
                                                                  -------------
                                                                  -------------


     At June 30, 1996, principal sources of liquidity were cash and cash equivalents of $13,329,000, short term investments of $6,932,000, and a bank line of credit of up to $1,000,000. The line of credit bears an interest rate of 2% above the prime rate of interest and was entirely unused as of June 30, 1996.

     At June 30, 1996 the Company had equipment notes and capital lease obligations of which $5,000 is current, and had long term commitments to purchase capital equipment in the amount of approximately $2.4 million, of which $2.0 million is contingent upon the vendor meeting delivery in accordance with development milestones. Except for these arrangements, the Company does not have long-term supply contracts with these or any other limited source vendors. On September 21, 1995 the Company entered into a lease which commenced in March 1996 on an office building which the Company began to use as its headquarters facility beginning in March 1996. The lease term is 12 years and calls for the payment of approximately $620,000 in 1996, and for the payment to escalate every year thereafter based a factor tied to the change in the Consumer Price Index, but not to exceed 3% per annum, and for a fixed increase in year six of approximately $67,000.

     During the three months ended June 30, 1996 operations provided $4,484,000 in cash.

     Investing activities used $10,277,000 in cash during the six months ended June 30, 1996. For the six month period in 1996, purchases of equipment used $4,521,000, the purchase of certain assets and agreements from AMNEX, Inc. used $1,465,000, purchases of long term investment-grade fixed-income securities with original maturities of more than one year used $3,476,000, purchases of short-term investments with original maturities of less than one year but more than three months used $4,428,000, repayment of a note receivable provided $3,600,000 and other investing activities provided $13,000.

     During the three months ended June 30, 1996, financing activities provided net cash of $454,000. For the six month period in 1996, repayment of debt used $13,000.

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

Item 1.        Legal Proceedings. - Not Applicable

Item 2.        Changes in Securities. - Not Applicable

Item 3.        Default Upon Senior Securities. - Not Applicable

Item 4.        Submission of Matters to a Vote of Security Holders.

               The Annual Meeting of Stockholders was held on April 16, 1996 at 1939 Roland Clarke Place, Reston, Virginia.

               The stockholders voted on the following matters as set forth in the proxy statement:

               1. ELECTION OF DIRECTORS. The stockholders voted to elect two Class II directors, John J. McDonnell, Jr. and Jurgen Manchot, to three-year terms expiring at the annual meeting of stockholders in 1999. The voting tabulations for each nominee was as follows:

               John J. McDonnell, Jr. - 6,583,884 votes in favor of election; 500 votes against election; 0 abstentions; and 49,935 votes withheld.

               Jurgen Manchot - 6,583,884 votes in favor of election; 500 votes against election, 0 abstentions; and 49,935 votes withheld.

               The Company has a staggered board. In addition to the two Class II directors elected at the annual meeting of stockholders, the board has two Class III directors whose terms expire at the annual meeting in 1997: William N. Melton and Paolo Guidi; and two Class I directors whose terms expire at the annual meeting in 1998: John S. McCarthy and Henry R. Nichols.

               2. AMENDMENT TO THE 1994 STOCK OPTION PLAN. The stockholders approved an amendment to the Company's 1994 Stock Option Plan, as amended, that provides for the automatic grant of options for up to an aggregate of 25,000 shares to non-employee directors of the Company. The voting tabulation was as follows: 6,381,896 votes in favor of the increase; 81,630 votes against the increase; 7,993 abstentions; and 0 votes withheld.

               3. RATIFICATION OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the selection of Arthur Andersen LLP as the Company's independent accountants for the current fiscal year. The voting tabulation was as follows: 6,628,644 votes in favor of the ratification; 2,175 votes against the ratification; 3,500 abstentions; and 0 votes withheld.

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



                                   Transaction Network Services, Inc.
                                   (Registrant)



Date: August 13, 1996              By:  /s/ John J. McDonnell, Jr.
                                      -----------------------------------------
                                            John J. McDonnell, Jr.
                                            President and Chief
                                            Executive Officer



Date: August  13 , 1996            By:  /s/ Brian K. Barnum
                                      -----------------------------------------
                                            Brian K. Barnum
                                            Chief Financial Officer
                                            (Principal Financial Officer)