Form 10-Q
period 1996-09-30
TRANSACTION NETWORK SERVICES INC
filed 1996-11-14
CIK 920231

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1996

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
 X   Yes    No
---      ---

    Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                      Shares Outstanding as of  October 17, 1996
                  12,310,110 Shares of Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements



                      TRANSACTION NETWORK SERVICES, INC.
                                 BALANCE SHEETS
                                 (in thousands)


                                                 September 30,       December  31,
                                                      1996               1995
                                                 -------------       -------------
                                                  (Unaudited)
                           ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                           $15,258           $18,681
 Short-term investments                               12,158             4,551
 Accounts receivable, net of allowance for doubtful
   accounts of $398 and $432, respectively            10,141             7,716
 Other current assets                                    595               630
                                                     -------           -------
    Total current assets                              38,152            31,578
                                                     -------           -------
EQUIPMENT, at cost:
 Network equipment                                    20,511            17,067
 Office equipment                                      2,641             1,249
 Less - Accumulated depreciation                      (9,059)           (6,291)
                                                     -------           -------
                                                      14,093            12,025
                                                     -------           -------
INTANGIBLE ASSETS:
 Software and intangibles                             13,726            12,090
 Less - Accumulated amortization                      (2,802)           (1,701)
                                                     -------           -------

                                                      10,924            10,389
                                                     -------           -------
OTHER  ASSETS                                            931             1,350
NOTE RECEIVABLE                                           --             3,600
LONG-TERM INVESTMENTS                                  2,617             2,406
                                                     -------           -------
  Total assets                                       $66,717           $61,348
                                                     -------           -------
                                                     -------           -------

                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
 Current portion of capital lease obligations            $--               $18
 Accounts payable and accrued expenses                 6,172             5,781
  Total current liabilities                            6,172             5,799
DEFERRED INCOME TAX, net of current amount               956               956
                                                     -------           -------
  Total liabilities                                    7,128             6,755
                                                     -------           -------
STOCKHOLDERS' EQUITY
 Common Stock                                            123                81
 Additional paid-in capital                           48,853            48,160
 Unearned compensation                                   (84)             (106)
 Retained Earnings                                    10,697             6,458
                                                     -------           -------
  Total stockholders' equity                          59,589            54,593
                                                     -------           -------
  Total liabilities and stockholders' equity         $66,717           $61,348
                                                     -------           -------
                                                     -------           -------


The accompanying notes are an integral part of these balance sheets.

                TRANSACTION NETWORK SERVICES, INC.
                    STATEMENTS OF OPERATIONS
                          (Unaudited)
              (in thousands, except per share amounts)


                                           Three Months Ended    Nine Months Ended
                                             September 30,         September 30,
                                           ------------------    -----------------
                                             1996      1995        1996     1995
                                           --------  --------    --------  -------
Revenues                                    $14,840  $11,386     $38,941   $29,550
Cost of network services                      8,166    6,024      21,539    15,890
                                           --------  --------    --------  -------
Gross profit                                  6,674    5,362      17,402    13,660
                                           --------  --------    --------  -------

Other operating expenses:
 Engineering & development                      642      577       2,022     1,642
 Selling, general & administrative            1,913    1,469       5,650     4,158
 Depreciation                                 1,053      815       2,970     2,223
 Amortization of intangibles                    382      318       1,100       798
                                           --------  --------    --------  -------
Total other operating expenses                3,990    3,179      11,742     8,821
                                           --------  --------    --------  -------

Income from operations                        2,684     2,183      5,660      4,839
Interest income                                 397       217      1,247        420
                                           --------  --------    --------  -------
Income before provision for income taxes      3,081     2,400      6,907      5,259
Provision for income taxes                    1,214       912      2,668      1,999
                                           --------  --------    --------  -------

Net income                                   $1,867    $1,488     $4,239     $3,260
                                           --------  --------    --------  -------
                                           --------  --------    --------  -------

Net income per common and
 equivalent share                             $0.15     $0.13      $0.34      $0.29
                                           --------  --------    --------  -------
                                           --------  --------    --------  -------

Weighted average common and
 equivalent shares outstanding               12,618    11,810     12,605     11,211
                                           --------  --------    --------  -------
                                           --------  --------    --------  -------




The accompanying notes are an integral part of these statements.

               TRANSACTION NETWORK SERVICES, INC.
                    STATEMENTS OF CASH FLOWS
                          (Unaudited)
                         (in thousands)



                                                      Nine Months
                                                    Ended September 30,
                                                   1996           1995
                                                  ------         ------

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income                                         $4,239         $3,260
 Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                      4,070          3,021
  Stock option compensation                             22             43
  Loss (gain) on disposal of equipment                  16             (7)
  Increase in accounts receivable                   (2,425)        (2,500)
  Decrease (increase) in other current assets           35           (343)
  Decrease (increase) in other assets                  419         (1,153)
  Increase in accounts payable and accrued expenses    618          1,739
                                                    ------         ------
   Net cash provided by operating activities         6,994          4,060
                                                    ------         ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment                            (5,148)        (4,495)
  Purchases of intangible assets                    (1,636)        (3,500)
  Proceeds from disposal of equipment                   33             58
  Repayment of note receivable                       3,600             --
  Purchases of short-term investments               (7,607)        (1,000)
  Purchases of long-term investments                  (211)        (4,965)
                                                    ------         ------
   Net cash used in investing activities           (10,969)       (13,902)
                                                    ------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock                --         23,490
  Proceeds from options, warrants and employee stock
   purchase plan                                       570            385
  Income tax benefit of deduction for income tax
   purposes on exercise of stock options                --            568
  Repayment of equipment notes and capital leases      (18)          (241)
                                                    ------         ------
   Net cash provided by financing activities           552         24,202
                                                    ------         ------

NET (DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                     (3,423)        14,360
CASH AND CASH EQUIVALENTS, beginning of period      18,681          7,313
                                                    ------         ------
CASH AND CASH EQUIVALENTS, end of period           $15,258        $21,673
                                                    ------         ------
                                                    ------         ------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Common Stock issued for 401k matching contribution  $165            $56
  Cash paid for income taxes                         2,250            326




The accompanying notes are an integral part of these statements.

                         TRANSACTION NETWORK SERVICES, INC.
                            NOTES TO FINANCIAL STATEMENTS
                                 SEPTEMBER  30, 1996
                                     (UNAUDITED)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

    Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated on August 20, 1990, in the state of Delaware and is a nationwide communications network company specializing in transaction-oriented data services. The Company currently addresses three primary markets through its service offerings: (1) the domestic point-of-sale/point-of-service ("POS") transaction market through its TransXpress-Registered Trademark- network services, (2) the domestic telephone call billing validation and fraud control market through its CARD*TEL-Registered Trademark- telecommunications services, and (3) international markets for the Company's products and services. The Company provides participants in these markets with high speed, reliable, inexpensive communications for real-time validation necessary to reduce losses resulting from the bad debt and fraud often associated with credit cards, debit cards and "0+" telephone calls.

    The financial statements include the accounts of Transaction Network Services, Inc. and of Fortune Telecommunications, Inc. ("FTI") which was a wholly owned subsidiary from the date of its acquisition, June 6, 1994, through February 28, 1995, when FTI was merged into the Company. In 1996, the Company formed a 70%-owned subsidiary which intends to provide POS network services in Ireland in the future. Significant intercompany accounts have been eliminated in consolidation.

         The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

    At December 31, 1995 and September 30, 1996, the Company's securities consisted primarily of U.S. government and government agency securities, investment grade corporate bonds, money market accounts (classified as cash equivalents), and overnight reverse repurchase agreements (classified as cash equivalents), all of which the Company has both the positive intent and ability to hold until maturity. These securities are reported at amortized cost.

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

REVENUE RECOGNITION
    The Company recognizes revenue as the related services are performed. Advance payments for services are deferred and recognized as revenue when earned. As of January 1, 1996 the Company began reporting a single line item of revenue which includes POS services revenue, Telecom services revenue and International revenue. POS services revenue from the Company's POS transaction communications business is derived primarily from the transmission through its network of transaction information between merchant or service provider POS
terminals and transaction-processing computer centers.   Telecom services
revenue consists primarily of fees charged on a per query basis to customers for
telephone call fraud-control and billing validation services.   International
revenue currently consists primarily of development fees and hardware sales revenue, and in the future may consist also of maintenance and software license fee revenue and royalties. Equipment sales revenue is generally recognized upon shipment.

RECLASSIFICATIONS
    Certain reclassifications of prior period amounts have been made to conform with current period presentation.


2.  PUBLIC OFFERING:

         On August 16, 1995, the Company completed a public offering of 2,700,000 shares of Common Stock. Of the 2,700,000 shares, 1,500,000 were sold by the Company and 1,200,000 were sold by selling shareholders. After underwriting discounts, commissions and other professional fees, net proceeds to the Company from the offering were approximately $23 million.


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

    On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases. The transaction also provided for a ten year exclusive service agreement, a joint marketing agreement to cross-sell each other's services and a warrant agreement giving the Company the right to purchase 100,000 shares of AMNEX Common Stock at $3.91. The Company paid approximately $1.5 million in cash for these assets. In connection with the asset purchase agreement, the Company has purchased additional assets from AMNEX which AMNEX acquired in a subsequent business combination for $175,000. These assets include assets used to provide fraud control, and billing validation services. The Company will amortize the cost of these assets over five to ten years.

4.  INCOME TAXES

         The Company recorded a provision for income taxes of $1,214,000 and $2,668,000 for the three and nine month periods ended September 30, 1996. The Company's provision for income taxes for the three and nine month periods ended September 30, 1996 is based upon the anticipated annual effective income tax rate of 39%. This effective income tax rate differs from the Federal statutory rate as follows:


              Statutory Federal income tax rate            35.0%
              Effect of graduated rate                     (1.0)
              State income taxes, net of Federal benefit    4.0
              Effect of foreign tax rates                   1.0
                                                           -----
              Anticipated effective income tax rate        39.0%
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

Item 2.

                          TRANSACTION NETWORK SERVICES, INC.
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    The Company was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/Point-of-Service) transaction processing industry. Between
August 1990 and May 1991, the Company was primarily engaged in raising capital from investors and in the initial development of its network. In June 1991 the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 5.7 million in the third quarter of 1996. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which provided customers in the telecommunications industry with telephone call fraud control and billing validation services. The Company is organized around its three key service/product offerings: (1) POS services include the Company's TransXpress-Registered Trademark- network services for the POS transaction processing industry. (2) Telecom services include FTI's CARD*TEL-Registered Trademark- telephone call billing validation and fraud control services and other services targeted primarily to the telecommunications
industry.   TNS has strengthened its position in the telephone call billing validation and fraud control market through the purchase of assets -- primarily contract rights, marketing and services agreements, non-compete agreements and computer software and databases -- from Intellicall Corporation in June of 1995 and from AMNEX, Inc. in March of 1996. (3) International activities - In 1996, the Company began to recognize revenue from a third area, the sale of products and services in international markets. The Company continues to actively market its products and services to potential international customers.


RESULTS OF OPERATIONS

REVENUES

    Total revenues increased by 30% to $14,840,000 for the three month period ended September 30, 1996 from $11,386,000 for the same period in 1995 and by 32% to $38,941,000 for the first nine months of 1996 from $29,550,000 for the same period in 1995. Of the $3,454,000 and $9,391,000 increase for the three and nine month periods, 60% and 64%, respectively, was due to the increased usage of
the TNS network by the Company's POS services customers.   Telecommunications
service customers contributed 5% and 19% of the growth for the three and nine month periods. The remaining 35% and 17% of the growth for the three and nine month periods resulted primarily from development fees and equipment sales derived from the Company's International activities. As of January 1, 1996, the Company began reporting a single line item of revenue which includes POS services revenue, Telecom services revenue and International revenue.

    POS services revenue increased by 27% to $9,860,000 from $7,794,000 for the third quarter of 1996 versus the comparable period in 1995, and by 29% to $26,868,000 from $20,842,000 for the nine months ended September 30, 1996 versus the comparable period in 1995. The growth in POS services revenue resulted primarily from an increase in transaction volume and associated revenue from the Company's existing POS customers. POS transaction volume increased by 57% to 521 million from 334 million transactions for the third quarter of 1996 versus 1995 and by 56% to 1,345 million for the nine month period ended September 30, 1996 from 865 million for the same period in 1995

    The transaction volume growth rate exceeded the revenue growth rate primarily because the average revenue per transaction declined by approximately 22% for the three month period, and 23% for the nine month period. This decline in average revenue per transaction occurred as a result of several factors. First Data Corporation ("FDC"), the Company's largest customer, entered into a new five year service contract with TNS which resulted in a significant price reduction for FDC effective January 1, 1996. Under the terms of the contract, FDC has agreed to a minimum revenue commitment to TNS of $55 million over the term of the contract, which extends to December 31, 2000.

Several of the Company's other largest customers entered into new long term contracts with the Company which resulted in significant price reductions for those customers. Including FDC, three of the Company's five largest customers benefited from new long term contracts incorporating immediate price reductions during the year. In the most recent of these large contract re-negotiations in July 1996, the Company entered into a new contract with one of its customers which resulted in lower pricing in exchange for a significant transaction commitment extending to the year 2000. Subsequent to the execution of the new contract, this customer acquired one of the Company's five largest customers and included that customer's transaction volume under the new contract. As a result, the Company's average revenue per transaction was further reduced in September 1996. The effect of this acquisition on average revenue per transaction will be fully felt in the fourth quarter of 1996 as the new pricing will be in place for the entire quarter. Average revenue per transaction also declined as a result of price discounts based on increasing transaction volumes for many customers and from the relative contribution to total transaction volume of certain of the Company's customers.

    During the nine month period ended September 30, 1996, the Company recognized approximately $270,000 in revenue as a result of a prepayment of a note receivable relating to POS services rendered during a 24 month period. The services were provided under a loan agreement between the Company and a customer whereby amounts charged to the customer for services rendered were converted to
an interest bearing note receivable to be paid over a 10-year period.   The
Company recognized revenues relating to the services provided under the loan agreement on a cash basis as principal payments were received.

    Telecommunications revenue increased by 5% to $3,775,000 for the three months ended September 30, 1996 from $3,592,0000 for the same period in 1995 and by 20% to $10,470,000 for the first nine months of 1996 from $8,708,000 for the same period in 1995. This revenue was generated primarily by fees charged on a per query basis to telecommunications customers for the Company's telephone call fraud control and billing validation services. The growth in revenue was due to growth in queries processed for the Company's telecommunications customers for the three and nine month periods, and from the inclusion of the revenues derived from the June 30, 1995 Intellicall asset purchase and to a much lesser extent from the purchase of intangible assets including an exclusive services agreement from AMNEX, Inc.

    On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases. The transaction also provided for a ten year exclusive service agreement, a joint marketing agreement to cross-sell each other's services and a warrant giving the Company the right to purchase 100,000 shares of AMNEX
Common Stock at $3.91. The Company paid approximately $1.5 million in cash for these assets. In connection with the Asset Purchase Agreement, the Company has purchased additional assets from AMNEX which AMNEX acquired in a subsequent business combination for $175,000. These assets include assets used to provide fraud control and billing validation services. The Company will amortize the cost of the depreciable assets over five to ten years.

    Since its acquisition in 1994, the Company's Telecom services division has grown principally through the addition of new customers, through the acquisition of contract rights and other intangible assets, and through the provision of new service offerings. The Company's core customers in the fraud control and billing validation services market have not achieved growth rates comparable with those experienced by many of the Company's POS customers, and in some cases have experienced some erosion in call and query volumes and revenues. The market for third party billing validation and fraud control services has been adversely impacted by so-called "dial-around" and pre-paid calling card services which use 800 WATS services to route telephone calls made from pay phones, hotel phones, or other public use telephones to long distance carriers other than those chosen by the telephone proprietor. These dial-around offerings effectively divert telephone calls away from the Company's traditional customer base for fraud control and billing validation services (primarily operator services providers and pay telephone providers) to other telecommunications companies with separate billing validation databases (in many cases MCI and AT&T).

    As part of the Telecommunications Act of 1996, the FCC was authorized to mandate a payment scheme pursuant to which pay telephone operators are "fairly compensated" for all access code calls, debit card calls, subscriber 800 and other toll-free calls which originate on the pay phone service providers facilities but which are routed to telecommunications carriers other than those pre-subscribed by the pay phone operators ("dial-around compensation"). In October 1996, an interim solution for dial-around compensation was announced by the FCC.

Under the new regulations, pay telephone operators are to receive an increased fixed monthly fee of $45 per pay telephone from the long distance voice carriers which use these pay telephone facilities. While it is uncertain what impact the new rules will have on dial-around usage and therefore on demand for traditional TNS's Telecom services offerings, many industry observers believe that the use of dial-around services will continue to grow at the expense of the traditional pay telephone long distance services upon which the Company's core customer base for fraud control and billing validation services relies. Recently, several Local Exchange Carriers have furthered this trend by introducing proprietary calling cards which utilize dial-around 800 access. Management believes that the success of dial-around services to date is related to both the method of compensation chosen for the interim solution, which does not directly tie the cost of dial-around compensation to the usage of dial-around services, and also to other market forces favoring the growth of these type of services. While there can be no assurance of the Company's success in new marketing efforts, the Company is currently pursuing several business opportunities from which it could take advantage of the continuing trend toward the use of dial-around services by providing fraud control and/or billing validation services to several potential vendors of dial-around services.

    International revenue, a new source of revenue for TNS in 1996, was $1.2 million in the third quarter and $1.6 million year-to-date 1996, primarily from equipment and software sales. The Company currently has significant international activities in the United Kingdom ("UK"), Canada and Ireland.
In the UK and Canada, the Company has entered into technology transfer arrangements whereby TNS provides POS equipment and software to its international customers through one-time sales, but also has agreements entitling it to receive recurring revenues in the form of software license fees, maintenance fees and royalties based on the POS revenues generated by its international customers resulting through the use of the Company's POS technology. Management currently expects to begin to record royalty revenue under these arrangements in 1997. In Ireland, the Company has formed a 70%-owned subsidiary which intends to provide POS network services in Ireland in the future. Currently the Irish subsidiary is in a start-up phase and has not generated any revenue to date.

COST OF NETWORK SERVICES

    Cost of network services increased by 36% to $8,166,000 for the three months ended September 30, 1996 from $6,024,000 for the same period in 1995 and by 36% to $21,539,000 for the first nine months of 1996 from $15,890,000 for the same period in 1995. This growth resulted primarily from increases in local access, "800" usage charges and charges for billing validation information resulting from increased transaction and query volume. Growth in cost of network services also resulted from costs associated with increases in network capacity purchased from outside vendors and from increases in other costs associated with operating the Company's network. Lastly, the growth of cost of network services was also increased by the cost of goods sold related to equipment sales. The reduction in average revenue per transaction for POS network services was significantly, but not fully, offset by several factors. This resulted in a net increase in cost of network services as a percentage of revenue of about 2% for the third quarter of 1996 versus the same period in 1995. The Company was able to continue to achieve economies of scale on its network as the growth in transaction and query volume and associated revenue was larger than the increase in recurring costs for network capacity and network management. In addition, the company has consistently been able to negotiate better rates from its large vendors of network capacity and 800 services as it has increased its consumption of these services. In August 1995, a reduction in the cost per minute of usage for local access charged by local exchange carriers went into effect by FCC mandate, effectively reducing the Company's variable cost per transaction. In July 1996, most of the major Local Exchange Carriers modestly reduced the cost per minute rate charged for local access to the Company. However, several of the carriers substantially increased certain rate elements which had the effect of raising the effective per minute rate for these carriers, more than offsetting the benefit of cost reductions from the other carriers. Management believes it can reverse the increase in overall local access rates and benefit from the generally prevailing modest decreases in local access rates by modifying its local access arrangements with the carriers at issue to eliminate the use of services which have recently introduced substantial rate increases. Plans are currently under way to execute this modification.

 GROSS PROFIT

    Gross profit increased by 24% to $6,674,000 for the three months ended September 30, 1996 from $5,362,000 for the same period of 1995 and by 27% to $17,402,000 for the nine months of 1996 from $13,660,000 for the same period in 1995. This represents 45% and 47% of total revenues for the third quarter of 1996 and 1995, respectively, and 45% and 46% for the nine months ended September 30, 1996 and 1995, respectively. The 2% decrease in gross profit as a percentage of total revenues for the three month period, and 1% reduction for the nine month period reflect the fact that the reduction in average revenue per POS transaction over the periods was largely, but not completely, offset by local access rate reductions and network efficiencies. These efficiencies from transaction volume and query growth, and from larger than normally recorded non-transaction revenues resulting from the prepayment of a note owed to the Company by a customer for services rendered in previous periods. The gross margin on equipment sales was not significantly different from the gross margin on network services during the quarter. For the remainder of 1996, the incremental increase in transaction and query volume and revenue is not anticipated to fully offset the significant price reduction and network cost increases associated with the FDC contract and other new contracts. As a result, a continuation of gross profit margins at levels below those recorded for comparable periods in 1995 is expected. The eventual level of the gross profit margin depends on number of factors including total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the timing and extent of the Company's network expansion and the timing and extent of any network cost reductions of which the Company may be able to take advantage. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin because a significant portion of network costs are fixed costs, and maintaining the historical gross margin level depends in part on growth in transaction volume generating economies of scale.

ENGINEERING AND DEVELOPMENT

    Engineering and development expense increased by 11% to $642,000 for the three months ended September 30, 1996 from $577,000 for the same period of 1995 and by 23% to $2,022,000 for the first nine months of 1996 from $1,642,000 for
the same period in 1995.   Engineering and development expense is composed of
the salaries, personnel expenses and other expenses related to the Company's network equipment systems integration, software development and technology assessment activities. These expenses are incurred primarily to develop and enhance network software and systems, to develop specialized software and equipment for new customers, to conduct research and develop new service offerings, and to build, test, maintain and modify existing network software and systems. The Company has not capitalized any costs associated with software or other development performed by its engineering and development groups.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased by 30% to $1,913,000 for the three months ended September 30, 1996 from $1,469,000 for the same period of 1995 and by 36% to $5,650,000 for the first nine months of 1996 from $4,158,000 for the same period in 1995. Selling, general and administrative expenses include sales, marketing, finance, accounting and administrative costs. The increase in these expenses is attributable to several factors. Additional expenses were incurred as a result of an increase in administrative staff and expenses associated with the growth of the Company. An increase in sales costs resulting primarily from an increase in sales staff and salary expense also contributed to the growth in selling, general and administrative expenses. On June 30, 1995, TNS entered into a billing agreement with Intellicall whereby, for a $1,500,000 prepayment, Intellicall provides billing services to TNS for telecommunications services provided by TNS to customers whose contract rights were acquired from Intellicall by TNS. During the third quarter of 1995, TNS began recognizing the billing services expenses associated with the Intellicall agreement and expects that it will have fully utilized the prepayment for these services during the next four to six years, depending on the volume of telecommunications services billed through this agreement. In March 1996, the Company relocated to a new headquarters facility and began incurring lease expense on the new building at that time. Increased lease costs and other expenses related to the relocation also contributed to the growth in selling, general and administrative expenses. Total lease costs and building expenses related to the new headquarters facility are expected to be approximately $750,000 for the full year of 1996.

DEPRECIATION

    Depreciation expense increased by 29% to $1,053,000 for the three months ended September 30, 1996 from $815,000 for the same period in 1995 and by 34% to $2,970,000 for the first nine months of 1996 from $2,223,000 for the same period in 1995. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business. Capital expenditures for network and office equipment amounted to $627,000 and $5,148,000 for the three and nine month period ending September 30, 1996. Depreciation expense relating to network and office equipment is recorded using the straight line method over estimated useful lives ranging from three to five years.

AMORTIZATION OF INTANGIBLES

    The amortization of intangible assets increased by 20% to $382,000 for the three months ended September 30, 1996 from $318,000 for the same period of 1995 and by 38% to $1,100,000 for the first nine months of 1996 from $798,000 for the same period in 1995. For the three and nine month periods, the increase resulted from amortization of certain intangible assets acquired from Intellicall for approximately $3,000,000 on June 30, 1995. On March 29, 1996, the Company completed an asset purchase from AMNEX of AMNEX's proprietary fraud-control system and related databases and entered into long term marketing and service agreements with AMNEX. The Company paid approximately $1,500,000
million in cash for these assets.   Amortization of all existing intangible
assets is expected to be approximately $400,000 per quarter over the next several years.

INCOME TAXES

    Provision for income taxes was $1,214,000 for the three months ended September 30, 1996 and $912,000 for the same period in 1995 and $2,668,000 for the first nine months of 1996 and $1,999,000 for the same period in 1995. The effective tax rate in the nine month period ending September 30, 1995 was approximately 38%. In 1996, the effective tax rate has increased to approximately 39% as a result of the Company's activities in Ireland, where it has established a subsidiary.

NET INCOME AND EARNINGS PER SHARE

    Net income increased by 25% to $1,867,000 for the three months ended September 30, 1996 from $1,488,000 for the same period in 1995 and by 30% to $4,239,000 for the first nine months of 1996 from $3,260,000 for the same period in 1995. On April 18, 1996, the Company declared a 3-for-2 stock split of the outstanding shares of Common Stock. This stock split entitled shareholders to receive one additional share for each two outstanding shares of Common Stock held of record as of the close of business on April 30, 1996. The payable date was May 10, 1996. All share and per share data presented have been retroactively adjusted to reflect the stock split. Earnings per share grew to $0.15 for the three months ended September 30, 1996 from $0.13 for the same period in 1995 and to $0.34 for the first nine months of 1996 from $0.29 for the same period of 1995. The weighted average number of shares outstanding used to calculate earnings per share increased to 12,618,000 for the three months ended September 30, 1996 from 11,810,000 for the same period in 1995 and to 12,605,000 for the first nine months of 1996 from 11,211,000 for the same period of 1995. Shares outstanding increased primarily because of the Company's stock offering in August of 1995 in which 1,500,000 shares were issued by the Company (as adjusted for the April 18, 1996 3-for-2 stock split).

LIQUIDITY AND CAPITAL RESOURCES

         The following table summarizes sources and uses of cash from the Company's Statement of Cash Flows for the nine month period ended September 30, 1996.

         Cash & equivalents as of December 31, 1995                          $18,681,000
         Net cash provided by operations                  $6,994,000
         Investing activities:
              Purchases of equipment                      (5,148,000)
              Purchases of intangible assets              (1,636,000)
              Purchases of long-term investments            (211,000)
              Purchases of short-term investments         (7,607,000)
              Repayment of note receivable                 3,600,000
              Other investing activities                      33,000
                                                         -----------
                                                         (10,969,000)
         Financing activities:
              Repayment of debt                           (18,000)
              Other financing activities                  570,000
                                                         -----------
                                                          552,000
         Net decrease in cash & equivalents                                  $(3,423,000)
                                                                             -----------
     Cash & equivalents as of  September 30, 1996                            $15,258,000
                                                                             -----------
                                                                             -----------

    At September 30, 1996, principal sources of liquidity were cash and cash equivalents of $15,258,000, short term investments of $12,158,000, and a bank line of credit of up to $1,000,000. The line of credit bears an interest rate of 2% above the prime rate of interest and was entirely unused as of September 30, 1996.

    At September 30, 1996 the Company had long term commitments to purchase capital equipment in the amount of approximately $3.2 million, of which $1.7 million is contingent upon the vendor meeting delivery in accordance with development milestones. Except for these arrangements, the Company does not have long-term supply contracts with these or any other limited source vendors. On September 21, 1995 the Company entered into a lease which commenced in March 1996 on an office building which the Company began to use as its headquarters facility beginning in March 1996. The lease term is 12 years and calls for the payment of approximately $620,000 in 1996, and for the payment to escalate every year thereafter based a factor tied to the change in the Consumer Price Index, but not to exceed 3% per annum, and for a fixed increase in year six of approximately $67,000.

    During the nine months ended September 30, 1996 operations provided $6,994,000 in cash.

    Investing activities used $10,969,000 in cash during the nine months ended September 30, 1996. For the nine month period in 1996, purchases of equipment used $5,148,000, the purchase of certain assets and agreements from AMNEX, Inc. used $1,636,000, purchases of long term investment-grade fixed-income securities with original maturities of more than one year used $211,000, purchases of short-term investments with original maturities of less than one year but more than three months used $7,607,000, repayment of a note receivable provided $3,600,000 and other investing activities provided $33,000.

    During the nine months ended September 30, 1996, financing activities provided net cash of $552,000, repayment of debt used $18,000.

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




                                  Transaction Network Services, Inc.
                                  (Registrant)



Date: November 14, 1996           By:  /s/ John J. McDonnell, Jr.
                                       ---------------------------
                                       John J. McDonnell, Jr.
                                       President and Chief
                                       Executive Officer



Date: November 14 , 1996          By:  /s/ Brian K. Barnum
                                       ---------------------------
                                       Brian K. Barnum
                                       Chief Financial Officer
                                       (Principal Financial Officer)