Form 10-K
period 1996-12-31
TRANSACTION NETWORK SERVICES INC
filed 1997-03-19
CIK 920231

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                             ---------------------

                                   FORM 10 K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EX-
   CHANGE ACT OF 1934

COMMISSION FILE NO. 0-23856

                             ---------------------

                      TRANSACTION NETWORK SERVICES, INC.
            (Exact name of Registrant as specified in its charter)

          DELAWARE                                         54-1555332
 (State or other jurisdiction                           (I.R.S. Employer
 of incorporation or organization)                    Identification Number)

   1939 ROLAND CLARKE PLACE, RESTON, VIRGINIA                20191
    (Address of principal executive offices)              (zip code)

      Registrant's telephone number, including area code: (703) 453-8300

                             ---------------------

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE
                               (Title of Class)

                             ---------------------

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes    No
                                               ---      ----
  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  Based on the closing price on February 24, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $100,425,329. The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 12,335,142 on February 24, 1997.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III, Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held on April 22, 1997.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW
  Transaction Network Services, Inc. (the "Company" or "TNS") is a nationwide communications network company specializing in transaction-oriented data services. The Company is organized around its three service divisions: (1) Point-of-Sale ("POS") services include the Company's TransXpress(R) network services for the POS transaction processing industry. (2) Telecom services includes CARD*TEL(R) telephone call billing validation and fraud control services and other services targeted primarily to the telecommunications industry. (3) International activities--In 1996, the Company began to recognize revenue from a third area, the sale of products and services in international markets. The Company currently has international agreements in Canada and the United Kingdom, and in Ireland the Company has formed a majority-owned subsidiary, Transaction Network Services Limited ("TNSL"), which plans to provide POS network services in Ireland and to manage future opportunities throughout Europe and the Middle East region. The Company continues to actively market its products and services to potential customers in other international markets.

  The majority of the Company's revenues are derived from the transmission of POS transactions (predominantly credit and debit card transactions) which are processed electronically by a small number of third party POS transaction processors. The Company's TransXpress(R) network services implement proprietary technology that provides a fast communications link between the merchant site and the transaction processor at a cost generally lower than current alternatives. The Company was the first provider of "950" service to third party POS transaction processors and currently provides "950" service in 170 local access transport areas ("LATAs"), which cover approximately 98% of the United States population. In June 1991, the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 6.0 million in the fourth quarter of 1996. The Company markets its TransXpress(R) network services directly to third party POS transaction processors, who in turn resell the Company's network services as a part of the processors' own services. Of the eight leading third party POS transaction processors in the nation, five (First Data Corporation, Electronic Payment Services, Inc., Alliance Data Systems, First USA Paymentech and Global Payment Systems) purchase the Company's network services.

  The Company's principal executive offices are located at 1939 Roland Clarke Place, Reston, Virginia 20191, and its telephone number at that location is
(703) 453-8300. The Company's Internet website address is http://www.tnsi.com.

POS SERVICES BACKGROUND
  Until the 1980s, most POS credit card transactions were processed manually, using paper-based systems. During the 1980s, major changes in POS equipment and telecommunications technology, together with financial incentives offered by the credit card associations VISA and MasterCard, led to the development of automated systems that authorized and processed transactions electronically. Electronic authorization involves the use of a POS terminal that reads the cardholder's account information from the card's magnetic stripe and combines this information with the amount of the sale entered via a keypad on the terminal. The terminal electronically transmits this transaction information over a communications network to an authorization computer data center and then displays the returned authorization or verification response on the POS terminal.

  The processing of a typical POS credit card transaction involves several parties: the consumer, the merchant, the merchant bank, the credit card issuing bank and, in most cases, a third party POS transaction processor. Historically, merchant banks processed almost all POS credit card transactions. As the market evolved, merchant banks reduced their discount rates (fees charged for completing credit card transactions) to attract additional merchants, and larger, more sophisticated merchants began to demand lower discount rates more aggressively. As competitive pressures further reduced discount rates, merchant banks were required to process a higher volume of transactions to operate profitably. Many merchant banks could not compete in this environment and contracted with third party POS transaction processors. The third party POS transaction processors maintain the large host computer processing capability and transaction volume necessary to process credit card transactions efficiently for merchant banks. Third party POS transaction processors have become the major provider of POS transaction processing services. The POS transaction processing industry has become highly concentrated, with eight third party processors accounting for a substantial majority of transaction volume.

  The electronic processing of POS credit card transactions requires the use of a communications network that links merchant POS terminals to transaction processing host computers. The need to link merchants and POS transaction processors has been met primarily by one of two alternatives: dedicated leased lines and dial up services. Dedicated leased lines offer high speed data transmission, but involve significant fixed monthly charges, making them economically viable only in high-volume merchant locations such as department stores and supermarkets. As a result, a majority of electronically processed POS transactions are transmitted using dial-up services. Prior to the Company's entrance into this market, dial-up services included those offered by "800" service providers, including AT&T, Sprint and MCI, and by public data networks, including MCI (BT North America), SprintNet and Compuserve. While both of these traditional dial-up alternatives had certain attributes that were attractive to the transaction processing industry, neither was optimized for POS transaction data communications. The "800" service providers offered reverse call billing and wide geographic coverage, but such services could be slow and expensive on a per transaction basis. Public data networks were often faster and less expensive than "800" services, but were not as widely available as "800" services and did not offer reverse call billing, resulting in service charges to merchants in some areas. As the POS processing industry has become more sophisticated and competitive, both merchants and third party POS transaction processors have increasingly demanded faster service, lower cost and value-added features from their transaction automation systems and network services suppliers.

  In response to the growth of the POS transaction processing market, the Company developed the TNS network, a data communications network designed specifically to provide high speed, low cost, reliable and widely accessible network transmission services for POS transaction processing. The Company's TransXpress(R) network services include the reverse call billing and wide geographic coverage of traditional "800" services, while delivering transactions at speeds and levels of reliability that are often greater than public data networks and at a cost per transaction that typically is lower than these traditional alternatives. The Company offers these benefits through "950" dial access service with proprietary network routing technology that provides faster call connection and more efficient network utilization than previous dial up alternatives. In addition, the proprietary TNS network software provides the Company's customers with dynamic rerouting and several value added features such as real time call tracking and trouble shooting.

TELECOM SERVICES BACKGROUND
  Following the divestiture by AT&T of the regional Bell operating companies and the advent of tariffed "equal access" to the local telephone exchange facilities during the 1980's, the telecommunications industry became open to growing competition among numerous market entrants, including interexchange carriers, operator service providers and pay telephone operators. In providing their telecommunications services to consumers, these companies connected increasing volumes of "0+" calls, or calls which were being billed to accounts other than the originating phone, such as commercial credit cards, telephone company calling cards and the billable line numbers used for third party or collect calls. To process these calls without incurring a significant exposure to fraud and uncollectible accounts, the need developed among the numerous competitors in the telecommunications marketplace for real time validation and fraud control screening services.

  Real time validation databases contain information regarding the status of telephone accounts that allow carriers connecting "0+" calls to validate the current status of the billed account. These databases are known as Line Information Databases, or "LIDBs," and are maintained by local exchange carriers and other telecommunications companies with direct end-user telephone account information. Each LIDB can be accessed directly by telecommunications carriers through specialized data communications network connections, but the cost of connecting to all of the databases, which is necessary to obtain the full benefit of such databases, is prohibitive for smaller companies. As a result, gateway providers have evolved to access LIDBs economically by aggregating LIDB traffic from many smaller carriers. Positive validation from one or more LIDBs, however, does not guarantee a collectible bill. Consequently, fraud control services that supplement LIDB access have been developed.

  In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI"), a provider of telephone call billing validation and fraud control services to the telecommunications industry through its CARD*TEL(R) service offering. The Company's Telecom Services Division now offers the CARD*TEL(R) service, which provides the telecommunications customer with an integrated service that combines real time access to LIDB validation information along with the Company's proprietary fraud control technology and databases. This sophisticated fraud control system assists customers in the detection of fraudulent or unbillable calls. TNS strengthened its position in the telephone call billing validation and fraud control market through the purchase of assets--primarily contract rights, marketing and services agreements, non-compete agreements and computer software and databases--from Intellicall Inc. ("Intellicall") in June of 1995 and from AMNEX, Inc. ("AMMEX") in March of 1996.

INTERNATIONAL SERVICES BACKGROUND
The technology developed by the Company to serve the customers of the POS and Telecom Services Divisions has direct applicability around the world. The International Systems Division has been formed to introduce the products and services from the Company's domestic operating divisions to the international marketplace. The Company currently has international agreements in Canada, the United Kingdom ("UK"), and Ireland. In the UK and Canada, the Company has entered into technology transfer arrangements whereby TNS provides POS network equipment and software to its international customers and will receive royalty payments based upon transaction volumes transmitted over the international networks. In Ireland, the Company has formed a majority-owned subsidiary, Transaction Network Services Limited ("TNSL") which intends to provide POS network services in Ireland and to manage future opportunities throughout Europe and the Middle East regions.

TNS STRATEGY
  The Company's objective is to enhance its position as a leading provider of transaction-oriented data services. The Company's future growth and profitability will depend, in part, upon the further expansion of the POS transaction network services market and the telecommunications services market, the emergence of other markets for electronic transaction network services, such as services for healthcare claims processing, electronic benefits transfer and securities trading, and the Company's ability to penetrate these other markets. Further market expansion is dependent upon the continued growth in the number of transactions and the continued automation of traditional paper-based processing systems. There can be no assurance that markets for the Company's network and telecommunications services will continue to expand and develop or that the Company will be successful in its efforts to penetrate new markets.

  The specific elements of the Company's strategy include the following:

  Increase Network Usage
  While the Company expects to benefit from the overall growth of the electronic transaction processing market, the Company has implemented certain programs designed to enhance network usage. The Company intends to increase TNS network usage by encouraging existing customers to connect additional POS terminals to the network and by attracting new customers. Historically, a number of the Company's largest customers entered into two- to five-year contracts that specify tiered pricing schedules and/or minimum revenue commitments which lower the customer's effective per transaction price at certain transaction volume levels. This approach provided an incentive for these customers to add POS terminals to the Company's network in order to realize the most favorable pricing terms. In 1996, the Company re-negotiated a number of these contracts which provide for a flat-rate price structure in return for increasing volume commitments during the life of the contract, as opposed to volume price discounts which become effective only after certain volume thresholds are met. Additionally, in order to maintain a high level of network utilization, the Company works closely with its existing customers to identify opportunities for further network expansion.

  Maintain Technical Leadership
  The Company's network has been specifically designed to address transaction processing applications, and the Company's management, technical and sales personnel have been assembled for their experience in this industry. The Company intends to maintain the technical leadership it has established by continuing to enhance network performance and respond to customer needs. The Company's proprietary network software provides customers with many value-added features, including multiple network protocol and message format support and conversion as well as real time call tracking. The Company also has recently developed a line of Signaling System No. 7 ("SS7") services that can provide fast, cost-efficient access to LIDBs as well as connectivity for call processing. The Company has ongoing development programs to support new technologies to enhance local access, such as support for higher speed modem rates.

  Expand into New Transaction Processing Markets
  The Company has ongoing programs to develop services for new transaction processing markets. Among these markets are the following:

  Telephone Call Billing Validation and Fraud Control. The Company provides telephone call billing validation and fraud control services for the telecommunications industry through its CARD*TEL(R) telecommunications services. TNS has strengthened the competitive position of its CARD*TEL(R) telecommunications services by replacing FTI's former network service providers with TNS's SS7 network capability, which leverages key elements of the Company's backbone network. In June 1995, the Company purchased from Intellicall, Inc. the right to provide fraud control and billing validation services to over 200 private pay telephone companies. In March 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases. The transaction also provided for a ten year exclusive service agreement and a joint marketing agreement to cross-sell each other's services.

  Electronic Benefits Transfer Programs. The application of the Company's network services to electronic benefits transfer ("EBT") programs, including food stamps and Aid to Families with Dependent Children, provides another growth opportunity for the Company. A significant number of the Company's current EBT transactions are provided to Deluxe Data Systems which services programs in Colorado, Connecticut, Kansas, Louisiana, Utah, Maryland and New Jersey. In addition, several other states are in the process of awarding contracts for similar EBT programs for which TNS has been identified as the proposed network provider.

  Healthcare Processing. The Company believes that healthcare processing presents a significant opportunity for its future growth. There were over 3.7 billion medical claims processed in 1996, and of these only 56% were processed electronically. The Company currently provides network services for healthcare eligibility verification and intends to provide network services to customers involved in the healthcare eligibility, payment and claims processing industry. While this application currently accounts for a small percentage of the Company's transaction volume, the Company believes that the potential market is large and intends to actively market its services to healthcare transaction processors.

  Financial Services. In response to the developing demand within the securities brokerage industry for a reliable, secure network solution for the electronic exchange of trading information between brokerage firms, financial institutions and the securities markets, the Company recently announced the roll-out of its TNS FASTLink(R) data services. This new line of services is currently being deployed and will offer a secure private network for the electronic communication of indications of interest, orders, and execution reports between traders.

  International Expansion. The Company continues to seek new international markets through joint ventures, equipment sales agreements, technology transfers and licenses, and the establishment of subsidiaries using Company resources. The Company has completed agreements to provide its technology and network design in Canada, the United Kingdom and Ireland. The agreements in Canada and the United Kingdom produce an ongoing revenue stream for the Company based on a per transaction royalty. The Company is currently negotiating to provide its proprietary network technology for use in other markets throughout Europe, South America, Mexico, and the Far East.

  Other Related Markets. The Company currently provides network services to customers in other emerging transaction processing markets, such as home banking, secure credit card transactions over the Internet, and other telecommunications database services which leverage the Company's network, industry relationships and expertise.

TNS SERVICES
  The Company's network services are designed specifically for the transmission of transaction data. The Company's primary services are offered through its TransXpress(R) network services, which are currently used predominantly for POS credit card authorizations. The Company also provides other data transmission services, primarily for the telecommunications industry. The Company's continued success will depend on its ability to enhance its existing TransXpress(R) and CARD*TEL(R) services and to develop and introduce, on a timely and cost effective basis, new services such as the TNS FASTLink(R) data services that keep pace with technological developments and address increasingly sophisticated customer requirements. There can be no assurance that the Company will be successful in identifying, developing and marketing service enhancements or new services that respond to technological change, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of service enhancements or new services, or that its service enhancements and new services will adequately meet the requirements of the marketplace and achieve market acceptance.

  TransXpress(R) Network Services
  The Company's TransXpress(R) network services utilize "950" service obtained from local exchange carriers and supplemental "800" service obtained from interexchange carriers to provide access to its network. The Company was the first provider of "950" service to third party transaction processors and currently provides "950" service in 170 LATAs, which cover approximately 98% of the United States population. The Company contracts with multiple interexchange carriers to provide "800" access to supplement its "950" service. Of the eight leading third party POS transaction processors in the United States, five purchase the TransXpress(R) network services. TransXpress(R) network services offer several advantages resulting from the proprietary technology and architecture of the TNS network. TransXpress(R) and related network services for the POS industry accounted for approximately 70% of the Company's total revenue in 1996.

  CARD*TEL(R) Telecommunications Services
  The Company's CARD*TEL(R) telecommunications services utilize proprietary fraud control technology and databases to provide real time telephone call billing validation and fraud control services to the telecommunications industry, including long distance telephone companies, operator services providers, information services providers and private pay telephone companies. By providing access to both negative and positive files maintained on databases throughout the country, CARD*TEL(R) telecommunications services can help telecommunications customers determine whether telephone company calling cards, bank credit cards, travel and entertainment cards and telephone company line numbers are likely to constitute valid accounts and billable line numbers. Fraud control services involve the use of various databases, algorithms and computer modeling techniques to detect fraud based on transaction irregularities and predetermined parameters. Customers of CARD*TEL(R) telecommunications services also benefit from the advanced fraud control technology and database management that distinguishes CARD*TEL(R) telecommunications services from its competitors. CARD*TEL(R) telecommunications services represented approximately 27% of the Company's total revenue in 1996.

  In June 1995, the Company acquired from Intellicall, the right to provide fraud control and billing validation services to over 200 private pay telephone companies. In March 1996, the Company completed an asset purchase from AMNEX, of AMNEX's proprietary fraud-control system and related databases. The transaction also provided for a ten year exclusive Service Agreement and a joint marketing agreement to cross-sell each other's services. The Company has integrated these customers into the Company's existing CARD*TEL(R) operations and provides network services to Intellicall and AMNEX.

  SS7 Network Services
  The Company has also developed a line of SS7 services that will provide smaller telecommunications companies, including local exchange carriers, with an affordable alternative to costly network enhancements. The Company's SS7 network is a special purpose, packet-switched data network designed to provide call processing information that can support a variety of applications, including number translation, billing verification, calling number identification, call set up information, busy/idle station status, maintenance and control information. An SS7 system, unlike conventional telephone switching that transmits call processing information via normal voice trunk circuits using traditional "in-band" multifrequency ("MF") signaling, is an

"out-of-band" digital signaling protocol that carries information over data links separate from the voice trunk network. By storing information such as call routing data, billing information and technical system data and controls, an SS7 network will allow call set-up and routing to be accomplished independent of the voice circuits, thus enabling a faster, more efficient transmission of telecommunications signaling.

  Virtual Private Line Network
  As an alternative to leased lines, the Company offers a service known as Virtual Private Line Network ("VPLN"). The Company's VPLN service provides host to host computer communications through its backbone data communications network at speeds comparable to a traditional leased line connection and with value-added advantages of increased reliability, lower cost and greater host flexibility. Customers of the Company are currently using the VPLN service to function as the gateway connection for transaction information transmitted between their merchant customers that do business on the Internet and third party POS transaction processors/financial institutions.

  FASTLink(R) Data Services
  In March 1997, the Company announced a new product line called TNS FASTLink(R) data services. This new line of services is currently being deployed and is intended to offer a secure private network for transmitting securities trading orders electronically between brokerage firms and financial institutions. The FASTLink(R) network will route Financial Information Exchange ("FIX") protocol messaging over a secure TCP/IP network that will be developed, operated, and maintained by the Company. FIX is an open communication messaging protocol that enables a high-speed electronic exchange of trading information in a common language between brokerages, institutions, and securities markets. The FIX protocol facilitates the electronic communication of indications of interest, orders, and execution reports which are normally exchanged by telephone between traders. The advantages of the TNS FASTLink(R) data services include its application level security features for financial services transactions.

  Other
  The Company has developed an interactive voice response ("IVR") capability, which will enable the Company to provide services to transaction processors who require a synthesized voice response in connection with the authorization of a transaction. The Company has also developed a platform that will allow a user to minimize communications costs for calls placed between countries by automatically comparing the rates for the origination of a call in the two countries and then originating the call in the less expensive of the two by signaling the appropriate phone with a message to dial the other party.

TNS NETWORK
  The TNS network is designed specifically for the requirements of the transaction processing industry to provide fast call connection times, a high level of system redundancy, dynamic rerouting, wide geographic coverage and value added features, at a low cost per transaction. While the TNS network was originally designed for POS transaction processing, the TNS network serves as the infrastructure for the Company's expansion into new transaction processing markets. The TNS network consists primarily of the Company's hardware and software located at various sites around the United States and leased digital transmission circuits which interconnect the Company's service areas.

  Network Architecture
  The Company has configured the network's major equipment components with fully redundant hardware subsystems and/or complete backup systems in order to eliminate any single point-of-failure in the network. The main equipment components which comprise the Company's network are as follows:
  . Company-developed Automatic Call Distributors ("ACDs") which efficiently route incoming calls from the local exchange carriers in certain geographic areas served by the Company's network to available ports on the Company's network access controllers;
  . Network Access Controllers ("NACs") which convert the format of incoming calls into the X.25 data format used on the Company's backbone data communications network by its POS services customers;
  . Signal Transfer Points ("STPs") which are packet switches that provide routing and screening functions used for SS7 packet switching;

  . Company-developed network access controllers ("T-NAC") which is a specialized NAC that enables higher-speed transactions for the healthcare processing market as well as the Company's international expansion.
  . Company-developed network interface processors ("NIPs") which connect the Company's network to the customer's host computer. The NIPs provide many of the value-added features offered by the Company to its POS customers and are specifically designed to satisfy each customer's unique data communications requirements;
  . Security access routers deployed at customer subscriber sites which use sophisticated encryption and authorization technology to control access to the Company's TCP/IP backbone network;
  . Company-developed PC-based computer systems which are used for network control and administration;
  . Company-developed micro-STPs ("mSTPs") which serve as SS7 link concentrators.

  The X.25 and SS7 packet switching devices together with leased digital transmission lines and circuit management equipment form the backbone data communications network which the Company utilizes for X.25 and SS7 packet switching. This backbone network provides circuit redundancy, automatic circuit reconnection, dynamic rerouting and several levels of traffic priority. The Company has developed an SS7 link concentrator which will be utilized to provide economically priced SS7 services. In addition, the Company currently plans to roll-out a TCP/IP backbone network for use by its private financial services network.

  The Company houses its ACDs, NACs, integrated packet circuit switches and TCP/IP routers in approximately 40 point-of-presence facilities ("POPs") located throughout the U.S. These facilities are either owned and maintained by the Company's several telecommunications circuit providers or are leased by the Company and provide environments comparable to public telephone company facilities, with battery back-up and emergency generator power systems. The Company coordinates the physical routing of circuits with its digital telecommunications circuit suppliers in order to ensure diverse paths for its network and thereby increase network reliability. Company personnel work with interexchange carriers and local exchange carriers to order and coordinate the acquisition of leased digital transmission circuits and local access service.

  Network Operations
  The Company provides 24-hour, seven day a week network control coverage through its primary network control center located in Reston, Virginia. The Company also maintains a network control center in Ft. Lauderdale, Florida, which serves as the backup network control center. The major equipment components of the network have their own monitoring and control systems, or network management systems, which allow network technicians to control the equipment and troubleshoot any hardware, software or circuit problems that may occur. These network management systems allow Company technicians not only to react to problems but also to be proactive in the maintenance of the various network components.

  The Company maintains multiple remote PC-based computer systems with proprietary software to collect accounting information. These systems provide for subsequent file transfer procedures to move the data to the Company's primary network control center. Should an interruption occur at the Company's primary network control center, network billing data would still be recorded by these remote accounting collection processors.

  Because of the redundancy of network components and because the equipment is located primarily at manned facilities, minor problems do not require the immediate intervention of a Company technician. Most problems can be independently identified and corrected remotely by the Company's technicians or by coordinating activities with on-site telecommunications services providers or customer personnel.

  Network Engineering and Development
  The Company's network incorporates several proprietary features which address the particular needs of its markets and distinguish its services and performance from its competitors. Value-added features provided by the Company include:
  . Multiple network protocol and message format support and conversion, which makes costly POS terminal and customer host computer re-programming, network enhancements and software upgrades unnecessary.

  . Real-time call tracking, which allows for fast resolution of host, terminal or network problems and which facilitates proactive Company input and suggestions for the overall improvement of customers' systems.
  . Telecommunications and processing expertise to assist customers in solving networking and processing issues.

  All of these value-added features are incorporated in software which is either developed internally or, in certain cases, written by vendors to Company specifications. The Company believes that these features allow customers' host computers to process a greater volume of transactions than by using alternative dial-up network providers, and thus increase the capacity of the most expensive capital item in many customers' operations.

  The Company acts as a systems integrator by incorporating off-the-shelf components and the Company's internally developed software applications into an industrial grade PC chassis. The Company's systems development department developed the T-NAC, ACD, the NIP, a message switch, the real-time accounting collector, the network management system and the mSTP, which are deployed in the network.

  All of the equipment and software applications used in the TNS network, whether developed internally or by outside vendors, are subjected to rigorous quality assurance testing and certified for use by the Company's network engineering department prior to their deployment. The network engineering department is responsible for the overall system integrity and capacity of the Company's network design.

  Certain key components used in the Company's network are currently available only from limited sources. The Company does not have long-term supply contracts with these or any other limited source vendors and purchases this network equipment on a purchase order basis. The inability to obtain sufficient quantities of limited source equipment as required, or to develop alternative sources as required in the future, could result in delays or reductions in the Company's development and deployment of network equipment, which could adversely affect the Company's business, operating results and financial condition.

CUSTOMERS
  The Company's major customers are primarily third party POS transaction processors. Other customers include regional debit card processors, healthcare eligibility processors, electronic benefits transfer processors, long distance telephone companies, operator services providers, information services providers and private pay telephone companies. The following is a partial listing of the Company's customers.

Alliance Data Systems (formerly BSI       First Tennessee Bank
 Business Services Incorporated)          First USA, Inc.
BUYPASS Corporation (a subsidiary of      Gensar Technologies Inc. (a
 Electronic Payment Services, Inc.)        subsidiary of First USA, Inc.)
Consolidated Communications Operator      Global Payment Systems (formerly
 Services, Inc.                            MasterCard International)
Deluxe Data Systems, Inc.                 Long Distance USA
Electronic Data Systems Corporation       The Potomac Group/Medifax
EFS, Inc./Concord Computing               Transactive Corporation (a
 Corporation                               subsidiary of GTECH Corporation)
ENVOY Corporation                         US Long Distance
First Data Corporation                    WorldCom Inc.

  Sales to First Data Corporation, Alliance Data Systems, First USA, Inc., BUYPASS Corporation, and Global Payment Systems accounted for approximately 17%, 12%, 9%, 8% and 6%, respectively, of the Company's total revenues for the year ended December 31, 1996. All of the Company's major customers use other network service providers for some portion of their total transaction processing traffic. The Company has multi-year contracts with minimum monthly commitments from all five of its largest customers, which contracts expire between April 1998 and December 2000. The loss of any of these five customers would have a material adverse impact on the Company. There can be no assurance that these contracts will be renewed.

  During 1996, the Company renewed contracts with most of its largest customers. Several of these contracts called for a single flat rate basic price structure with increasing volume commitments during the life of the contract, rather than volume discounts which become effective only after certain volume thresholds are met. The pricing of these new contracts was significantly lower than the pricing these customers received prior to these renewals.

SALES AND MARKETING

  POS Services
  The Company markets its TransXpress(R) network services through its POS Services Division directly to third party POS transaction processors, who in turn resell the Company's TransXpress(R) network services as a part of the processors' own services, and to other transaction processing customers. The market for third party POS transaction processing is highly concentrated. Consequently, the Company has been able to sustain a successful marketing effort within the POS transaction processing industry with a relatively small sales force and has been able to establish high level contacts with all of its customers and many of its potential customers. The POS transaction processing industry is extremely competitive, and large merchant retailers and certain merchant banks have significant influence over third party POS transaction processors in their choice of network alternatives. Thus, the Company believes that greater industry awareness of the advantages of the Company's TransXpress(R) network services will result in greater customer pressure on third party POS transaction processors to choose the Company over alternative network services.

  Telecom Services
  The Company markets its CARD*TEL(R) telecommunications services, SS7 network and other telecommunications services to the telecommunications industry both directly through its Telecom Services Division and also through a telecommunications services reseller. The market for these services is broad and consists of a wide variety of telecommunications companies, such as interexchange carriers, operator services providers, information services providers and private pay telephone companies. Certain members of the Company's core customer base for fraud control and billing validation services have been adversely impacted by so-called "dial-around" services which route telephone calls via toll-free access numbers to telecommunications carriers other than those presubscribed by the pay phone operators on whose facilities the telephone calls are originated. While there can be no assurance of the Company's success in new marketing efforts, the Company is currently pursuing several business opportunities from which it could take advantage of the continuing trend toward the use of "dial-around" services by providing fraud control and/or billing validation services to several potential customers who are vendors of "dial-around" services.

  To supplement the sales efforts of the Company's Telecom Services Division, the Company has entered into an exclusive marketing arrangement with ICG Communications to resell certain SS7 call processing services. As part of the Intellicall transaction, Intellicall agreed to exclusively market the Company's fraud control and billing validation services to its private pay telephone customers. The Company may enter into other similar reselling arrangements.

  International Services
  The Company markets its international products and services in Europe and the Middle East directly through TNSL. The Company is marketing its international products and services in Mexico, South America and the Far East either directly through its own sales personnel or through the use of consulting firms in certain markets. The Company seeks expansion into global markets where there is or soon will be an open, deregulated and competitive telecommunications environment and where the marketplace for the Company's services include multiple transaction processing companies.

COMPETITION

  POS Services
  The Company's POS Services Division competes on the basis of price, transaction speed, network service quality and reliability, value added features, customer support and industry knowledge. The Company's management believes that it has developed both a technical leadership and industry expertise within the POS transaction processing industry which will allow it to maintain its current customer base as well as to continue to attract new customers during the foreseeable future.

  The POS network services market is highly competitive, and the Company expects competition to increase. The Company's competitors include public data networks and major interexchange carriers. Several of these competitors have recently introduced new products competitive with those of the Company. Increased competition experienced during 1996 has resulted in price reductions and reduced margins. Continuing competition could result in additional price reductions, reduced margins and loss of market share, all of which could materially and adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing and other resources than the Company. As the POS network services market continues to grow, the Company's competitors may devote greater resources to the development and marketing of new competitive services and the marketing of existing competitive services. Federal legislation enacted in 1996 has removed former regulations restricting the regional Bell operating companies from competing in this industry. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressure faced by the Company will not materially and adversely affect its business, operating results and financial condition.

  AT&T, Sprint, Advantis, CompuServe and other companies market their own "950" services. While these companies may be able to procure their "950" services at the same prices as the Company, the Company believes that it maintains several network and market advantages, including the speed provided by the Company's proprietary routing technology and the value added features provided by the TNS network.

  Local exchange carriers are currently deploying SS7, which will improve the connection time for "800" service. Competitors to the Company including AT&T have begun offering "800" services that implement SS7 capabilities. The Company has developed and plans to deploy its own SS7 capability for POS transactions. Once SS7 is deployed throughout the country, the Company will be able to improve its call set up times on "800" for those customers for whom the additional cost of "800" service is warranted.

  Other organizations offer alternative technologies to transmit POS transactions. Currently, transmission mediums such as satellite (VSAT) and digital and cellular radio are being used in some form to complete POS transactions. All of these technologies are viable but comparatively expensive and limited in their coverage and capabilities. In remote locations where land lines are unavailable, TNS now offers wireless access to transaction processors through Bell Atlantic NYNEX Mobile's Cellular Digital Packet Data ("CDPD") services in areas where CDPD coverage is available. While there exist smaller applications for these technologies, the Company believes that the high costs involved in operating and installing these technologies will limit their growth.

  Another source of competition faced by the Company is the potential for third party POS transaction processors to develop or utilize their own private networks. Some of the major processors have the transaction volume to justify the cost of building their own private networks or utilizing their existing networks in certain metropolitan areas. Several of the Company's customers operate their own networks in some cities. The continued growth of private networks by the larger third party POS transaction processors could divert transaction volume away from the Company's network. However, these private networks can only be justified in areas of highly concentrated transaction volumes, and the industry trend has been the increased outsourcing of network services to providers like TNS in order to allow processors to focus on their core businesses. Furthermore, the pricing schedules of certain of the Company's recently negotiated service contracts require increasing volume commitments from customers as a condition of maintaining certain price per transaction levels. These contracts create a financial disincentive for the movement by these customers of traffic from the Company's network to private networks, which movement could result in these customers paying a higher rate for their remaining traffic.

  Telecom Services
  The Company's Telecom Services Division competes on the basis of price, value added database services such as its fraud control system, superior technology, network service quality and reliability, customer support and industry expertise. Major competitors to the Company's CARD*TEL(R) and SS7 network telecommunications services include GTE Intelligent Network ("GTE"), The Southern New England Telephone Company ("SNET") and Independent Telecommunications Network, Inc. ("ITN"). In addition, it is possible that larger interexchange carriers that have or are currently developing their own SS7 connectivity into the LIDBs for internal use may decide to resell these services. The Company believes that the CARD*TEL(R) validation and fraud control technology is more sophisticated and comprehensive than these competitors' technology. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressure faced by the Company will not materially and adversely affect its business, operating results and financial condition.

  International Services
  The Company's primary competition in the international markets is the existing telecommunications infrastructure of the transaction processors. The International Systems Division strategy has been to enter a foreign market through either a partnership agreement with a local company or through the creation of a majority-owned subsidiary and to compete for market share based on the following variables: price, transaction speed, network service quality and reliability, value added features, customer support and industry knowledge. The Company's management believes that it has developed both a technical leadership and expertise within the financial transaction processing industry which can be exported to emerging overseas markets.

GOVERNMENT REGULATION
  Although the FCC retains general regulatory jurisdiction over the Company's sale of interstate services, the Company, as a provider of enhanced communications services, is not required to maintain a certificate of public convenience and necessity with the FCC or to file tariffs with the FCC covering its services. State regulators may regulate purely intrastate enhanced services and may regulate mixed intrastate/interstate enhanced services to the extent their regulation does not impede federal policies. The Company is not currently subject to any state regulation for its existing services, but believes that even if subjected to state regulation the Company could obtain all necessary approvals. However, FCC and state regulations can affect the costs of business for the Company and its competitors by changing the rate structure for access services purchased from the local exchange carriers to originate and terminate calls. Interim revised federal regulations on access transport rates became effective on December 30, 1993. In conjunction with the implementation of the Telecommunications Act of 1996 (the "1996 Act"), the FCC instituted a rulemaking proceeding in December 1996 referred to as Access Charge Reform that will seek to reform the current system of interstate access charges and make it compatible with the local competition provisions of the 1996 Act. The FCC is currently considering the comments and reply comments that it has solicited from interested parties as part of the Access Charge Reform proceeding, and the FCC has indicated that it intends to issue final rules in connection with Access Charge Reform during 1997. Under certain Access Charge Reform proposals, TNS would be placed at the risk of substantial rate increases under the Access Charge Reform proposals that would allow incumbent LECs to include a call-setup charge in their local switching rate structures or to permit incumbent LECs to charge nothing for terminating access service and instead recover the costs of providing such services by increasing their originating access charges. Conversely, TNS would benefit greatly from other proposals, such as proposals to reduce access rates based on increased costs, that would drastically reduce some network access costs. The final impact of Access Charge Reform on the Company's future network access costs is unknown, and the Company cannot predict the timing, outcome or effects of the FCC's deliberations or of any future tariff matters.

  The 1996 Act also removes current restrictions on the ability of the regional Bell operating companies to provide inter-LATA enhanced services, specifically including credit card verification services. Under the legislation, the regional Bell operating companies ultimately will be permitted to provide inter-LATA long distance telecommunications, out-of-region immediately and in-region after satisfaction of certain network unbundling and related requirements. As a result, the Company and its telecommunications services customers likely will face additional competition.

  As part of the 1996 Act, the FCC was authorized to mandate a payment scheme pursuant to which pay telephone operators are "fairly compensated" for all access code calls, debit card calls, subscriber 800 and other toll-free calls which originate on the pay phone service providers facilities but which are routed to telecommunications carriers other than those pre-subscribed by the pay phone operators ("dial-around compensation"). In October 1996, an interim solution for dial-around compensation was announced by the FCC. Under the new regulations, pay telephone operators are to receive an increased fixed monthly fee of $45 per pay telephone from the long distance voice carriers which use these pay telephone facilities. While it is uncertain what impact the new rules will have on dial-around usage and therefore on demand for traditional TNS's Telecom services offerings, many industry observers believe that the use of "dial-around" services will continue to grow at the expense of the traditional pay telephone long distance services upon which the Company's core customer base for fraud control and billing validation services relies.

  The Company is considering an expansion of its services into markets which may involve the provision of voice-grade or data common carrier telecommunications services. To the extent that the Company enters into any such service offerings, it will be required to comply with applicable FCC and/or state authorization and tariffing regulations.

PROPRIETARY RIGHTS
  The Company's success is heavily dependent upon its proprietary technology. The Company relies principally upon trade secret and copyright law to protect its proprietary technology, including a copyright on the CARD*TEL(R) fraud control software. The Company enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that these measures will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

  The Company is subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights. There can be no assurance that third parties will not assert infringement claims in the future with respect to the Company's current or future products or that any such claims will not require the Company to enter into royalty arrangements or result in costly litigation. While the Company believes that it currently has all licenses necessary to conduct its business, no assurance can be given that additional licenses will not be required in the future. Furthermore, no assurance can be given that, if any additional licenses are required, such licenses could be obtained on commercially reasonable terms.

  Although the Company continues to implement protective measures and intends to vigorously defend its proprietary rights, there can be no assurance that these measures will be successful. The Company believes, however, that because of the rapid pace of technological change in the data communications industry, the legal protections for its products are less significant factors in the Company's success than the knowledge, ability and experience of the Company's employees and the timeliness and quality of services provided by the Company.

EMPLOYEES
  As of January 31, 1997, the Company employed 108 persons, of whom 77 were engaged in systems operation, development and maintenance and 31 were engaged in sales, finance, management and administration. None of the Company's employees is currently represented by a labor union. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

ITEM 2. PROPERTIES
  The Company's principal executive offices and primary network control center are located in Reston, Virginia and consist of approximately 44,500 square feet of office space near Dulles International Airport under a lease expiring in February 2008 with an unaffiliated third party. The Company maintains additional office space as well as its backup network control center in facilities located in Ft. Lauderdale, Florida, consisting of approximately 4,600 square feet under a lease expiring in September 1999 with an unaffiliated third party. The Company also leases and occupies regional sales offices in Atlanta, Georgia, Dallas, Texas, and Northford, Connecticut. The Company houses its remote network switching equipment both in facilities owned and maintained by certain of the Company's digital telecommunications circuit providers and also in its own "point-of-presence" facilities, or "POPs," located in various cities pursuant to five year leases with unaffiliated third parties totaling approximately 6,500 square feet and expiring from June 1999 to January 2007. The Company believes that its existing and planned facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate the expansion of its operations and development after 1997.

ITEM 3. LEGAL PROCEEDINGS
  The Company currently has no material legal proceedings pending.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS The Company's Common Stock has been traded on the NASDAQ National Market under the symbol "TNSI" since the Company's initial public offering in April 1994. The following table reflects the range of high and low sale quotations for each period indicated as reported by NASDAQ. This table reflects inter-dealer prices, without retail mark-up, mark-down or commission. In April 1996, the Company declared a 3-for-2 stock split. All price per share amounts have been retroactively adjusted to reflect the stock split.

FISCAL YEAR ENDED DECEMBER 31, 1996                                HIGH   LOW
-----------------------------------                               ------ ------
First quarter ended March 31, 1996............................... $23.38 $15.50
Second quarter ended June 30, 1996............................... $26.38 $21.50
Third quarter ended September 30, 1996........................... $22.50 $11.00
Fourth quarter ended December 31, 1996........................... $16.50 $11.00
FISCAL YEAR ENDED DECEMBER 31, 1995                                HIGH   LOW
-----------------------------------                               ------ ------
First quarter ended March 31, 1995............................... $12.00 $ 9.00
Second quarter ended June 30, 1995............................... $11.92 $ 9.33
Third quarter ended September 30, 1995........................... $17.92 $10.67
Fourth quarter ended December 31, 1995........................... $18.33 $14.00

  As of February 24, 1997, there were 83 stockholders of record of the Company's Common Stock, including shares held in street name by various brokerage firms. In addition, the Company estimates that there are approximately 2,000 beneficial owners of the Company's Common Stock.

  The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Under a bank line of credit agreement, the Company is restricted from paying any dividends on its stock without the prior written consent of the lender.

ITEM 6. SELECTED FINANCIAL DATA
  The selected financial data for each of the three years ended December 31, 1996 and as of December 31, 1996 and 1995 have been derived from the Company's financial statements included elsewhere in this Annual Report on Form 10-K which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is also included elsewhere in this report. The selected financial data for the years ended December 31, 1993 and 1992, and as of December 31, 1994, 1993, and 1992 have been derived from the audited financial statements of the Company not included in this Annual Report on Form 10-K. No dividends have been paid on the Common Stock in any of the periods shown. The selected financial data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                              YEAR ENDED DECEMBER 31,
                                      ----------------------------------------
                                       1996    1995   1994 (1)  1993     1992
                                      ------- ------- -------- -------  ------
                                       (IN THOUSANDS, EXCEPT PER SHARE DATA
                                               AND TRANSACTION DATA)
STATEMENT OF OPERATIONS DATA:
 Revenue............................. $52,291 $41,365 $26,526  $11,457  $4,077
 Cost of network services............  28,771  21,819  14,200    6,153   2,883
                                      ------- ------- -------  -------  ------
 Gross profit........................  23,520  19,546  12,326    5,304   1,194
 Other operating expenses:
  Engineering & development..........   2,692   2,241   1,575      713     387
  Selling, general & administrative..   7,491   5,697   3,842    1,789     906
  Depreciation.......................   4,068   3,081   1,830      887     431
  Amortization of intangibles........   1,485   1,138     566       --      --
                                      ------- ------- -------  -------  ------
   Total other operating expenses....  15,736  12,157   7,813    3,389   1,724
                                      ------- ------- -------  -------  ------
 Income (loss) from operations.......   7,784   7,389   4,513    1,915    (530)
 Interest income, (expense), net.....   1,670     918     220      (64)    (21)
                                      ------- ------- -------  -------  ------
 Income (loss) before income taxes...   9,454   8,307   4,733    1,851    (551)
 Provision for income taxes..........   3,640   3,157   1,491       25      --
                                      ------- ------- -------  -------  ------
 Net income (loss)................... $ 5,814 $ 5,150 $ 3,242  $ 1,826  $ (551)
                                      ======= ======= =======  =======  ======
 Net income per common and equivalent
  share (2).......................... $  0.46 $  0.45 $  0.33  $  0.22  $   --
                                      ======= ======= =======  =======  ======
 Shares used in per share
  computations (2)...................  12,591  11,534   9,947    8,144      --
                                      ======= ======= =======  =======  ======
POS TRANSACTION VOLUME (IN
 MILLIONS)...........................   1,900   1,218     824      408     117
                                                   DECEMBER 31,
                                      ----------------------------------------
                                       1996    1995     1994    1993     1992
                                      ------- ------- -------- -------  ------
                                                  (IN THOUSANDS)
BALANCE SHEET DATA:
 Working capital..................... $34,851 $25,779 $ 7,749  $   813  $  653
 Total assets........................  68,551  61,348  30,835    7,561   4,613
 Long term debt......................      --      --      18       16     623
 Redeemable Convertable Preferred
  Stock..............................      --      --      --    8,298   7,910
 Total stockholders' equity
  (deficit)..........................  62,191  54,593  24,733   (3,179) (5,255)

---------------------
(1) Includes the results of Fortune Telecommunications, Inc. from June 6, 1994, the closing date of its acquisition by the Company, through December 31, 1994. (See Note 3 of Notes to Financial Statements.)
(2) Pro forma for 1994, 1993 and 1992 for the conversion of the Company's Redeemable Convertible Preferred Stock into Common Stock. The conversion took place upon the closing of the Company's April 1994 IPO. (See Note 1 of Notes to Financial Statements.)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW
  The Company was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/Point-of-Service) transaction processing industry. Between August 1990 and May 1991, the Company was primarily engaged in raising capital from investors and in the initial development of its network. In June 1991 the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 6.0 million in the fourth quarter of 1996. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which provided customers in the telecommunications industry with telephone call fraud control and billing validation services. The Company is organized around its three key service divisions: (1) POS services include the Company's TransXpress(R) network services for the POS transaction processing industry. (2) Telecom services includes FTI's CARD*TEL(R) telephone call billing validation and fraud control services and other services targeting primarily the telecommunications industry. TNS strengthened its position in the telephone call billing validation and fraud control market through the purchase of assets--primarily contract rights, marketing and services agreements, non-compete agreements and computer software and databases--from Intellicall, Inc. ("Intellicall") in June of 1995 and from AMNEX, Inc. in March of 1996. (3) International activities--In 1996, the Company began to recognize revenue from a third area, the sale of products and services in international markets. In Ireland, the Company has formed a majority-owned subsidiary which intends to provide POS network services in Ireland in the future. The Company continues to actively market its products and services to potential international customers.

  In March 1997, the Company announced a new product line--TNS FASTLink(R) data services. This new line of services is currently being deployed and will offer a secure private network for transmitting securities trading orders electronically between brokerage firms and financial institutions. TNS FASTLink(R) services revenues will consist of a one-time installation fee and fixed monthly recurring revenues thereafter based on the number of connections. This FASTLink(R) service offering will require the Company to build and support a TCP/IP backbone network as well as acquire a significant amount of dedicated hardware. Current equipment facilities are sufficient to house the additional hardware requirements. The Company does not expect to generate significant revenues from this new service during 1997.

  The Company achieved revenue per employee of more than $480,000 in 1996 and in excess of $400,000 in 1995.

FORWARD LOOKING STATEMENTS
  Statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report that are not descriptions of historical fact may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including the Company's reliance on a limited number of major customers, dependence on market expansion, competition, technological change and necessity of developing new services, dependence on proprietary rights, changes in government regulation (including the Telecommunications Act of 1996) and seasonality and fluctuations in quarterly results, which are further discussed in this annual report. See Item 1: "Business--Customers," "--TNS Strategy," "--Competition," "--Proprietary Rights," "--Government Regulation," and Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POS SERVICES OVERVIEW
  The Company's POS services revenues are derived primarily from the transmission through its network of transaction information between merchant or service provider POS terminals and transaction-processing computer centers. The Company's POS services customers, primarily third party transaction processors, are typically charged a set price per transaction and an additional "excess seconds" charge for transactions which utilize the Company's network facilities for a period of time greater than that which is specified in the customers' contract. In addition to revenues derived directly from transaction volume, POS services revenue includes certain other revenues composed primarily of fixed monthly fees charged to customers for the use of digital transmission circuits which connect their processing facilities to the Company's network.

  The vast majority of POS services revenue is derived from customers involved in the electronic processing of point of sale credit card transactions. To a much lesser extent, the Company derives POS service revenue from the electronic processing of other types of POS transactions such as healthcare insurance eligibility verification, electronic transfer of government benefits such as food stamps and Aid to Families with Dependent Children ("electronic benefits transfer" or "EBT"), point of sale transactions using debit cards and other smaller POS markets.

  The Company's transaction volume and revenue growth to date has resulted primarily from increasing the Company's transaction volumes from existing customers and from attracting new customers to the TNS network. The majority of the Company's revenue growth has resulted from increasing its market share. To a lesser extent, the Company has benefited from the growth in electronic transaction processing markets. This growth has resulted primarily from an increase in the number of credit card transactions processed electronically. The Company believes that in the future the use of electronic transaction processing in markets other than the credit card market, including transactions for the healthcare industry and EBT transactions, will also contribute to overall market growth.

  During 1996, five of the eight largest third party POS credit card transaction processors were customers of the Company. These five customers comprised approximately 74% of the Company's 1996 POS services revenue and 52% of its total 1996 revenue. Due to certain of the Company's contractual commitments and certain third party processors' relationships with their network affiliates, the Company does not believe that the remaining three of the current eight largest POS credit card transaction processors are currently prospects for the Company's services. Consequently, while the Company will continue to pursue certain of the remaining large third party processors as well as smaller processors, it expects that the predominant source of growth within POS services will come from increasing its transaction volume from existing credit card processing customers and growth from new POS transaction markets. As a result, the Company does not expect that its POS services revenue growth rate will continue at historical levels.

  Average revenue per POS transaction decreased to $0.018 in 1996 from $0.023 in 1995 and from $0.024 in 1994 for several reasons. A number of the Company's largest customers reached predetermined levels of transaction volumes per month, qualifying these customers for volume discounts in accordance with their contracts. Also, during 1996, the Company re-negotiated contracts with most of its largest customers. Several of these contracts called for a single flat rate basic price structure with increasing volume commitments during the life of the contract, rather than volume discounts which become effective only after certain volume thresholds are met. The pricing of these new contracts was significantly lower than the pricing these customers received prior to these re-negotiations. As a result of this new pricing structure, combined with lower pricing for certain customers with traditional volume discount contracts, average revenue per transaction declined by 22% in 1996 from 1995, significantly greater than the approximately 4% to 8% average experienced in prior periods. The majority of these customers benefited from the re-negotiated contracts during 1996; however, the remaining contracts take effect January 1, 1997. The full effect of the 1996 contract re-negotiations will be reflected in the average revenue per POS transaction during the first quarter of 1997. Future average revenue per POS transaction will also depend on the relative contribution to total transaction volume of each of the Company's sources of POS transactions. Increasing competition from other network services providers could also contribute to future declining prices per transaction.

TELECOM SERVICES OVERVIEW
  TNS's June 1994 acquisition of FTI added a second significant service offering (Telecom Services) to the Company's business. TNS's telecommunications services revenue is currently derived primarily from its activities in providing fraud control and billing validation services to telecommunications carriers which allow telephone users to bill charges to an alternate billing source such as a calling card, collect or third party account. Revenues from these activities are derived primarily from a per query fee charged to the Company's customers for each processed fraud control and billing validation query. In addition to revenues derived directly from the volume of queries, telecommunications services revenue includes certain other revenues composed primarily of fixed monthly fees charged to customers for the use of transmission circuits, network equipment or access ports on the Company's computer and communications facilities.

  Customers for the Company's current telecommunications services include long distance telephone carriers, operator services providers, information services providers and private pay telephone companies. Management believes it has substantially penetrated the current available transaction volume from existing customers and revenue growth will be dependent on adding new customers and new services as well as on potential market growth. In June 1995, the Company acquired from Intellicall the right to provide fraud control and billing validation services to over 200 private pay telephone companies. In March 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases. The transaction also provided for a ten year exclusive service agreement and a joint marketing agreement to cross-sell each other's services.

  Certain of the Company's telecommunications services customers have long term contracts while others have extended beyond their contract term or do not have long term contracts. Many of the Company's telecommunications services customers are small and have limited resources. As a result, revenues from these customers are subject to a higher degree of credit risk than is the case for the Company's POS services customers. Management believes the Company is adequately reserved for the credit risk associated with this customer base.

  Since its inception in 1994, the Company's Telecom services division has grown principally through the addition of new customers, through the acquisition of contract rights and other intangible assets, and through the provision of new service offerings. The Company's core customers in the fraud control and billing validation services market have not achieved growth rates comparable with those experienced by many of the Company's POS customers, and in some cases have experienced some erosion in call and query volumes and revenues. The market for third party billing validation and fraud control services has also been adversely impacted by so-called "dial-around" and pre-paid calling card services which use 800 WATS services to route telephone calls made from pay phones, hotel phones, or other public use telephones to long distance carriers other than those chosen by the telephone proprietor. These "dial-around" offerings effectively divert telephone calls away from the Company's traditional customer base for fraud control and billing validation services (primarily operator services providers and pay telephone providers) to other telecommunications companies with separate billing validation databases (in many cases MCI and AT&T).

  As part of the 1996 Act, the FCC was authorized to mandate a payment scheme pursuant to which pay telephone operators are "fairly compensated" for all access code calls, debit card calls, subscriber 800 and other toll-free calls which originate on the pay phone service providers facilities but which are routed to telecommunications carriers other than those pre-subscribed by the pay phone operators ("dial-around compensation"). In October 1996, an interim solution for dial-around compensation was announced by the FCC. Under the new regulations, pay telephone operators are to receive an increased fixed monthly fee of $45 per pay telephone from the long distance voice carriers which use these pay telephone facilities. While it is uncertain what impact the new rules will have on dial-around usage and therefore on demand for traditional TNS's Telecom services offerings, many industry observers believe that the use of "dial-around" services will continue to grow at the expense of the traditional pay telephone long distance services upon which the Company's core customer base for fraud control and billing validation services relies. Recently, several Local Exchange Carriers ("LECs") have furthered this trend by introducing proprietary calling cards which utilize dial-around 800 access. Management believes that the success of "dial-around" services to date is related to both the method of compensation chosen for the interim solution, which does not directly tie the cost of "dial-around compensation" to the usage of "dial-around" services, and also to other market forces favoring the growth of these type of services. While there can be no assurance of the Company's success in new marketing efforts, the Company is currently pursuing several business opportunities from which it could take advantage of the continuing trend toward the use of "dial-around" services by providing fraud control and/or billing validation services to several potential vendors of "dial-around" services.

INTERNATIONAL SERVICES OVERVIEW
  The Company currently has international activities primarily in the United Kingdom ("UK"), Canada and Ireland and recognized $1,600,000 of international revenue in 1996. In the UK and Canada, the Company has entered into technology transfer arrangements whereby TNS provides POS equipment and software to its international customers through one-time sales, but also has agreements entitling it to receive recurring revenues in the form of software license fees, maintenance fees and royalties. These fees are based on the POS revenues generated by its international customers resulting through the use of the Company's POS technology. Management currently expects to begin to record royalty revenue under these arrangements in 1997. In Ireland, the Company has formed a majority-owned subsidiary, Transaction Network Services Limited ("TNSL") which intends to provide POS network services in Ireland in the future. TNSL is in a start-up phase and has not generated revenue to date. TNSL losses of approximately $280,000 were absorbed and not capitalized by the Company.

NETWORK COST OVERVIEW
  The majority of the Company's operating expenses relate to the costs of its communications network. The largest component of expense, cost of network services, is composed of five elements: (1) usage costs charged by local exchange carriers for local access to the TNS network and by inter-exchange carriers for their "800" service; (2) per transaction costs charged to the Company by local exchange carriers and others for access to information from line information databases ("LIDBs"); (3) recurring costs for salaries and expenses related to the personnel responsible for managing, operating and servicing the network and computer facilities; (4) recurring monthly charges for digital transmission circuits for network access and backbone capacity connecting the Company's sites, site co-location fees or site leases and other network expenses, and recurring charges related to the Company's computer facilities; and (5) network expansion charges which include charges related to the activation of new customer "950" numbers across the network and installation charges for incremental digital transmission capacity, new sites and other elements of network expansion. Network expansion charges are expensed by the Company at the time such costs are incurred.

  Pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC is currently considering the reform of the current system of interstate access charges, and the Commission has indicated that it intends to issue final rules in connection with Access Charge Reform during 1997. Under certain Access Charge Reform proposals, TNS would be placed at the risk of substantial rate increases that would allow incumbent LECs to include a call-setup charge in their local switching rate structures or to permit incumbent LECs to charge nothing for terminating access service and instead recover the costs of providing such services by increasing their originating access charges. Conversely, TNS would benefit greatly from any proposal that would have the net result of lowering its overall network access costs. The final impact of Access Charge Reform on the Company's future network access costs is unknown, and the Company cannot predict the timing, outcome or effects of the FCC's deliberations or of any future tariff matters.

  The Company expanded its backbone and access network capacity significantly during 1995 and 1996 in order to ensure adequate capacity and an appropriate network architecture for expected increases in network traffic from current and new markets. In 1996, a significant portion of the expansion cost was incurred in connection with the First Data Corporation ("FDC") contract renewal which called for a significant increase in transaction volume. In 1997, the Company will continue to monitor and expand its backbone and access network capacity as required to handle traffic growth from existing customers. During 1997, the Company will incur significant non-recurring network expansion costs as well as a significant increase in certain recurring costs. A significant portion of these costs are associated with the increase in transaction volume from existing POS and Telecom customers and the implementation of FASTLink (R) data services' TCP/IP backbone network. Costs also include the implementation of the Company's "800" service and establishment of several network equipment sites. The "800" service implementation and establishment of its own site facilities will reduce the variable cost of providing "800" access service and provide greater control and flexibility with its digital backbone network while reducing reliance upon third party service providers. Depending on the demand for some of the POS and telecommunications services expected to be offered by the Company during 1997, significant additional incremental expansion of network costs may be required.

RESULTS OF OPERATIONS
  The following table sets forth the applicable percentage of total revenues for the periods indicated.

                                                    YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                     1996     1995    1994 (1)
                                                    -------  -------  ----------
Revenues...........................................   100.0%   100.0%    100.0%
Cost of network services...........................    55.0     52.7      53.5
                                                    -------  -------   -------
Gross profit.......................................    45.0     47.3      46.5
                                                    -------  -------   -------
Other operating expenses
Engineering & development..........................     5.1      5.4       5.9
Selling, general & administrative..................    14.3     13.8      14.5
Depreciation.......................................     7.8      7.4       6.9
Amortization of intangibles........................     2.8      2.8       2.1
                                                    -------  -------   -------
  Total other operating expenses...................    30.1     29.4      29.5
                                                    -------  -------   -------
Income from operations.............................    14.9     17.9      17.0
Interest income, net...............................     3.2      2.2       0.8
                                                    -------  -------   -------
Income before income taxes.........................    18.1     20.1      17.8
Provision for income taxes (2).....................     7.0      7.6       5.6
                                                    -------  -------   -------
Net income.........................................    11.1%    12.5%     12.2%
                                                    =======  =======   =======

---------------------
(1) Includes the results of FTI from June 6, 1994, the closing date of its acquisition by the Company, through December 31, 1994. (See Note 3 of Notes to Financial Statements.)
(2) TNS utilized net operating loss carry forwards to reduce its income tax expense in 1994. (See also Note 6 of Notes to Financial Statements.)

1996 COMPARED TO 1995

REVENUES
  Total revenues increased by 26% to $52,291,000 from $41,365,000 in 1996. POS services revenue contributed 70% of the growth which was due to the increased usage of the TNS network by the Company's POS services customers. Telecommunications service customers contributed 15% of the growth and the remaining 15% resulted primarily from development fees and equipment sales derived from the Company's International activities. As of January 1, 1996 the Company began reporting a single line item of revenue which includes POS services revenue, Telecom services revenue and International revenue.

  POS services revenue increased by 26% to $36,745,000 from $29,135,000 in 1996. The growth in POS services revenue resulted primarily from an increase in transaction volume and associated revenue from the Company's existing POS customers. POS transaction volume increased by 58% to 1,900 million from 1,218 million transactions in 1995. Substantially all of the 1996 revenues that were derived from POS services were generated by existing customers and accordingly, most of the increase in POS services resulted from growth in transaction volume from existing customers. The Company's five largest POS customers represented 74% of total POS revenues in 1996 and 75% in 1995. The Company does not expect that its revenue growth rate will continue at historical levels.

  The transaction volume growth rate exceeded the revenue growth rate primarily because the average revenue per transaction declined by approximately 22% during 1996. This decline in average revenue per transaction occurred as a result of several factors. First Data Corporation ("FDC"), the Company's largest customer, entered into a new five year service contract with TNS which resulted in a significant price reduction for FDC effective January 1, 1996. Under the terms of the contract, FDC has agreed to a minimum revenue commitment to TNS of $55 million over the term of the contract, which extends to December 31, 2000. Several of the Company's other largest customers also entered into new long term contracts with the Company which resulted in significant price reductions for those customers. Including FDC, three of the Company's five largest customers benefited from new long term contracts which incorporated immediate 1996 price reductions. In July 1996, the Company entered into a new contract with one of its customers which resulted in lower pricing in exchange for a significant transaction commitment extending to the year 2000. Subsequent to the execution of the new contract, this customer acquired one of the Company's five largest customers and included that customer's transaction volume under the new contract. The effect of this acquisition on average revenue per transaction was fully reflected in the fourth quarter of 1996 as the new pricing was in place for the entire quarter. Average revenue per transaction also declined as a result of price discounts based on increasing transaction volumes for many customers and from the relative contribution to total transaction volume of certain of the Company's customers. Price reductions set forth in certain other contracts took effect on January 1, 1997.

  Telecommunications revenue increased by 14% to $13,891,000 from $12,230,000 during 1996. This revenue was generated primarily by fees charged on a per query basis to telecommunications customers for the Company's telephone call fraud control and billing validation services. The growth in revenue came from growth in queries processed for the Company's telecommunications customers, from the inclusion of the revenues derived from the June 30, 1995 Intellicall asset purchase and, to a much lesser extent, from the purchase of intangible assets including an exclusive services agreement from AMNEX, Inc. in March 1996. These contract rights generated approximately $2.9 million in revenue in 1996.

  International revenue, a new source of revenue for TNS in 1996, was $1,655,000 for 1996. The Company has entered into technology transfer agreements whereby the Company provides POS equipment and software to its international customers. To date, International revenue has primarily consisted of equipment and software sales. Future revenues will consist of recurring revenue in the form of software license fees, maintenance fees and royalties. In Ireland, the Company has formed a majority-owned subsidiary, TNSL, which intends to provide POS network services in Ireland in the future. TNSL is in a start-up phase and has not generated revenue to date. TNSL losses of approximately $280,000 were absorbed and not capitalized by the Company.

COST OF NETWORK SERVICES
  Cost of network services increased by 32% to $28,771,000 from $21,819,000 during 1996. This growth resulted primarily from increases in local access, "800" usage charges and charges for billing validation information resulting from increased transaction and query volume. Growth in cost of network services also resulted from costs associated with increases in network capacity purchased from outside vendors and from increases in other costs associated with operating the Company's network. Lastly, the growth of cost of network services was also increased by the cost of goods sold related to equipment sales.

  The reduction in average revenue per transaction for POS network services was significantly, but not fully, offset by several factors. The Company was able to continue to achieve economies of scale on its network as the growth in transaction and query volume and associated revenue was larger than the increase in recurring costs for network capacity and network management. In addition, the Company has consistently been able to negotiate better rates from its large vendors of network capacity and 800 services as it has increased its consumption of these services. In August 1995, a reduction in the cost per minute of usage for local access charged by LECs went into effect by FCC mandate, effectively reducing the Company's variable cost per transaction. In July 1996, most of the major LECs modestly reduced the cost per minute rate charged to the Company for local access. However, several of the carriers substantially increased certain rate elements which had the effect of raising the effective per minute rate for these carriers, more than offsetting the benefit of cost reductions from the other carriers. Pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC is currently considering the reform of the current system of interstate access charges, and the FCC has indicated that it intends to issue final rules in connection with Access Charge Reform during 1997. The final impact of Access Charge Reform on the Company's future network access costs is unknown but could have a material effect on the Company's current access cost structure.

GROSS PROFIT
  Gross profit increased by 20% to $23,520,000 from $19,546,000 during 1996. This represented 45% and 47% of total revenues for 1996 and 1995, respectively. The 2% decrease in gross profit as a percentage of total revenues reflects the fact that the reduction in average revenue per POS transaction over the periods was largely, but not completely, offset by network efficiencies and local access rate reductions. As a result of the expected decline in average revenue per transaction, resulting from normal volume price discounts combined with the FDC contract renewal, the Company did not maintain the levels of gross profit margin experienced in 1994 and 1995. Under the new FDC contract, which took effect January 1, 1996, overall average revenue per transaction declined significantly more than has been the case in recent years and both one-time costs for network expansion and recurring network operating costs increased substantially. The gross margin on equipment sales was not significantly different than the 1996 gross margin on network services during the year. The reduction in gross profit as a percentage of total revenue is expected to continue in 1997 as a result of contract negotiations in 1996 that took effect on January 1, 1997. While there can be no assurance, management believes, based on current trends and conditions with its customers and vendors, that the Company will eventually return to its historical pattern of price reductions being offset by increased network efficiencies from transaction volume increases and unit cost reductions for key network costs. However, in 1997, the incremental increase in transaction volume and revenue is not anticipated to offset significant price reductions and network cost increases, and a further reduction in gross profit margin is likely.

  The Company is continuously engaged in the review and dispute of improperly billed charges from its largest vendors, the LECs. The amount of billing disputes resolved in the Company's favor during 1996 was larger than had been experienced in prior periods. Pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC is currently considering the reform of the current system of interstate access charges, and the FCC has indicated that it intends to issue final rules in connection with Access Charge Reform during 1997. The final impact of Access Charge Reform on the Company's future network access costs is unknown but could have a material effect on the Company's gross profit margin.

  The eventual level of the gross profit margin will depend upon a number of factors including total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the timing and extent of the Company's network expansion and the timing and extent of any network cost reductions of which the Company may be able to take advantage. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin because a significant portion of network costs are fixed costs, and maintaining the historical gross margin level depends in part on growth in transaction volume generating economies of scale.

ENGINEERING AND DEVELOPMENT
  Engineering and development expense increased by 20% to $2,692,000 from $2,241,000 during 1996. Engineering and development expense is composed of the salaries, personnel expenses and other expenses related to the Company's network equipment systems integration, software development and technology assessment activities. These expenses are incurred primarily to develop and enhance network software and systems, to develop specialized software and equipment for new customers, to conduct research and develop new service offerings, and to build, test, maintain and modify existing network software and systems. Engineering and development expenses also increased as a result of the formation of TNSL in July 1996. TNSL is currently in a start-up phase and intends to provide POS network services in Ireland. Failure to successfully implement the Ireland POS services in a timely manner may result in increased engineering and development costs as a percentage of total revenue. The Company has not capitalized any costs associated with software or other development performed by its engineering and development groups. Future engineering and development cost may increase due to additional resource requirements associated with the introduction of new product services.

SELLING, GENERAL AND ADMINISTRATIVE
  Selling, general and administrative expenses increased by 31% to $7,491,000 from $5,697,000 during 1996. Selling, general and administrative expenses include sales, marketing, finance, accounting and administrative costs. The increase in these expenses is attributable to several factors. Additional expenses were incurred as a result of an increase in administrative staff and expenses associated with the growth of the Company. An increase in sales costs resulting primarily from an increase in sales staff and salary expense also contributed to the growth in selling, general and administrative expenses. On June 30, 1995, TNS entered into a billing agreement with Intellicall. For a $1,500,000 prepayment, Intellicall provides billing services to TNS for telecommunications services provided by TNS to customers whose contract rights were acquired from Intellicall by TNS. During the third quarter of 1995, TNS began recognizing the billing services expenses associated with the Intellicall agreement and expects that it will have fully utilized the prepayment for these services during the next three to five years, depending on the volume of telecommunications services billed through this agreement. In March 1996, the Company relocated to a new headquarters facility and began incurring lease expense on the new building at that time. Increased lease costs and other expenses related to the relocation also contributed to the growth in selling, general and administrative expenses. Total lease costs and building expenses related to the new headquarters facility were approximately $736,000 for the full year of 1996 compared to approximately $200,000 in 1995. Selling, general and administrative expenses also increased as a result of the formation of TNSL. Failure to successfully implement the Ireland POS services in a timely manner may result in increased selling, general and administrative costs as a percentage of total revenue.

DEPRECIATION
  Depreciation expense increased by 32% to $4,068,000 from $3,081,000 during 1996. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business. Capital expenditures for network and office equipment amounted to $6,250,000 for 1996. Depreciation expense relating to network and office equipment is recorded using the straight line method over estimated useful lives ranging from three to five years.

AMORTIZATION OF INTANGIBLES
  The amortization of intangible assets increased by 30% to $1,485,000 from $1,138,000 during 1996. The increase resulted primarily from two factors. First, the amortization of certain intangible assets acquired from Intellicall for approximately $3,000,000 on June 30, 1995 was recognized for the entire period of 1996 versus six months of 1995. Second, on March 29, 1996, the Company completed an asset purchase from AMNEX of AMNEX's proprietary fraud-control system and related databases and entered into long term marketing and service agreements with AMNEX. The Company paid approximately $1,500,000 in cash for these intangible assets resulting in increased amortization. Amortization of all existing intangible assets is expected to be approximately $380,000 per quarter over the next several years.

INCOME TAXES
  Provision for income taxes was $3,640,000 for the period ended December 31, 1996 compared to $3,157,000 for the period ending December, 31 ,1995. The effective tax rate in the year ending December 31, 1995 was approximately 38%. In 1996, the effective tax rate has increased to approximately 38.5% as a result of the Company's activities in Ireland. Continued losses experienced by TNSL may continue to increase the Company's future effective tax rate. The Company has not recorded a tax asset for these losses due to TNSL's brief operating history. If TNSL becomes profitable, TNSL may cause a reduction in the effective tax rate due to a lower effective tax rate in Ireland than in the United States.

NET INCOME AND EARNINGS PER SHARE
  Net income increased by 13% to $5,814,000 from $5,150,000 during 1996. In April, 1996, the Company declared a 3-for-2 stock split of the outstanding shares of Common Stock. This stock split entitled shareholders to receive one additional share for each two outstanding shares of Common Stock held of record as of the close of business on April 30, 1996. The payable date was May 10, 1996. All share and per share data have been retroactively adjusted to reflect the stock split. Earnings per share grew to $0.46 from $0.45 during 1996. The weighted average number of shares outstanding used to calculate earnings per share increased to 12,591,000 from 11,534,000 during 1996. Shares outstanding increased primarily because the 1,500,000 shares of Common Stock issued by the Company in August of 1995 were outstanding for all of 1996.

1995 COMPARED TO 1994

REVENUES
  Total revenues increased by 56% to $41,365,000 from $26,526,000 in 1994. The growth in revenue resulted from an increase in POS transaction volume and associated revenue, from the inclusion of revenue for Telecom services for the full year of 1995 versus approximately seven months of 1994 after the June 6, 1994 acquisition of FTI, and from growth in query volume and associated revenue from Telecom services as well as the addition of new revenue resulting from the June 1995 purchase of certain contract rights from Intellicall.

  POS services revenue increased by 38% to $29,135,000 in 1995 from $21,056,000 in 1994. The growth in POS services revenue resulted predominantly from an increase in transaction volume and associated revenue. POS transaction volume increased by 48% to 1,218 million transactions in 1995 from 824 million in 1994. In addition to growth in revenue derived directly from POS transaction volume, a small proportion of revenue growth resulted from growth in other revenue, primarily for fees charged to customers for the use of digital transmission circuits and network equipment which connect customer processing facilities to the TNS network. Non-transaction revenue composed 5% of POS revenue in 1995 and 1994. The transaction volume growth rate exceeded the revenue growth rate primarily because the average revenue per POS transaction declined to $0.023 from $0.024. Substantially all of the 1995 revenues that were derived from POS services were generated by existing customers and accordingly, most of the increase in POS services revenues resulted from growth in transaction volume from existing customers. The Company's five largest POS customers represented 75% of total POS revenues in 1995 and 78% in 1994. The Company does not expect that its revenue growth rate will continue at historical levels.

  Telecommunications services revenue grew by 124% to $12,230,000 in 1995 from $5,470,000 for the period from June 6, 1994 through December 31, 1994. This growth was primarily a result of recognizing a full year of Telecom services revenue in 1995 versus approximately seven months in 1994, from growth in query volume resulting from the addition of new Telecom services customers, and from growth in transaction volume resulting from the addition of new pay-phone customers associated with the purchase of certain contract rights from Intellicall in June 1995. Telecom services revenue was generated primarily by fees charged on a per query basis to the Company's customers for its telephone call fraud-control and billing validation services. Certain revenue was related to fixed fees charged to customers primarily for network connection and port availability on the Company's computer and communication facilities.

  On June 30, 1995, TNS paid $3,000,000 for certain contract rights and certain marketing, service and non-compete agreements with Intellicall. As a result, TNS derives POS services revenue from providing TransXpress(R) network services and Telecom services revenue from providing CARD*TEL(R) telephone call fraud control and billing validation services for transactions generated by "0+" pay telephone calls for certain customers operating Intellicall's pay telephone equipment. TNS transmits over its network the short data messages ("queries") containing telephone call billing information from these pay telephones to the Company's telecommunications services data processing system where it provides fraud control and billing validation services. These contract rights generated approximately $1.4 million in revenue in 1995.

COST OF NETWORK SERVICES
  Cost of network services increased by 54% to $21,819,000 in 1995 from $14,200,000 in 1994. This growth resulted primarily from increases in local access and "800" usage charges resulting from increased transaction volume, from costs associated with increases in network capacity purchased from outside vendors and from the inclusion of the cost of network services for telecommunications services. Cost of network services for telecommunications services consists primarily of costs for access to LIDBs and of costs related to the maintenance and control of the division's communications and data processing computer systems. Cost of network services remained relatively constant as a percentage of revenue at 53% in 1995 and 54% in 1994, despite declining prices for POS transactions averaging 4% to 8% per annum and a similar decrease in the average revenue per query for Telecom services in 1995, resulting from several factors. In August 1995, a reduction in the cost per minute of usage for POS transactions charged by local exchange carriers went into effect by FCC mandate, resulting in a lower than expected increase in overall cost of network services. Also, the increase in transaction and query volume and associated revenue was greater than the associated increase in access and backbone network costs, network management costs and associated costs.

GROSS PROFIT
  Gross profit increased by 59% to $19,546,000 in 1995 from $12,326,000 in 1994, representing 47% and 46% of revenues in 1995 and 1994, respectively. In 1995 as in 1994, TNS was able to maintain a gross profit margin in the 46-47% range, primarily by offsetting the decline in the average revenue per transaction by cost reductions and network efficiencies as cited above.

ENGINEERING AND DEVELOPMENT
  Engineering and development expense increased by 42% to $2,241,000 in 1995 from $1,575,000 in 1994. Engineering and development expense is composed of the salaries, personnel expenses and other expenses related to the Company's network equipment systems integration, software development and technology assessment activities. These expenses are incurred primarily to develop and enhance network software and systems, to develop specialized software and equipment for new customers, to conduct research and develop new service offerings, and to test, maintain and modify existing network software and systems. The Company has not capitalized any costs associated with software or other development performed by its engineering and development groups. The growth in engineering and development expenses resulted from both the addition of new staff and resources to the development and engineering activities of the Company's POS services business, and from the addition of FTI's engineering and development expenses and new engineering and development activities undertaken to support the Company's Telecom services.

SELLING, GENERAL AND ADMINISTRATIVE
  Selling, general and administrative expenses increased by 48% to $5,697,000 in 1995 from $3,842,000 in 1994. Selling, general and administrative expenses include sales, marketing, finance, accounting and administrative costs. The increase in these expenses was attributable to several factors. Additional expenses were incurred as a result of an increase in administrative staff and expenses associated with the growth of the Company. Expenses also grew as a result of the inclusion of Telecom services administrative expenses for the full year in 1995 versus less than seven months in 1994. Also, an increase in sales costs resulting primarily from an increase in sales staff and salary expense in both the POS Services Division and the Telecom Services Division contributed to the growth in selling, general and administrative expenses. On June 30, 1995, TNS entered into a billing agreement with Intellicall whereby, for a $1.5 million prepayment, Intellicall provides billing services to TNS for Telecom services provided by TNS to customers whose contract rights were acquired from Intellicall by TNS. TNS expects to recognize these expenses over four to six years, depending on the volume of telecommunications services generated by the acquired contract rights.

DEPRECIATION
  Depreciation expense increased by 68% to $3,081,000 in 1995 from $1,830,000 in 1994. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's POS services business. To a lesser extent, depreciation expense increased due to the acquisition of FTI's fixed assets and to the acquisition of network equipment used to support the Company's Telecom services business. Capital expenditures for network and office equipment amounted to $5.6 million in 1995 and $6.4 million in 1994. Depreciation expense relating to network and office equipment is recorded using the straight line method over an estimated useful life of three to five years.

AMORTIZATION OF INTANGIBLES
  The amortization of intangible assets increased by 101% to $1,138,000 in 1995 from $566,000 in 1994. The increase resulted from the inclusion of amortization expense relating to the FTI acquisition for the full year in 1995 versus seven months in 1994. On June 30, 1995, TNS acquired certain contract rights from Intellicall for $3.0 million. Total intangible assets, including contract rights, software, customer lists, other agreements and goodwill, of approximately $12.1 million as of December 31, 1995 are being amortized over five to ten year periods.

INCOME TAXES
  Provision for income taxes was $3,157,000 in 1995 and $1,491,000 in 1994. The utilization of net operating loss carry forwards resulted in an effective tax rate of approximately 32% in 1994. The effective tax rate in 1995 was approximately 38%. (See Note 6 of Notes to Financial Statements.)

NET INCOME AND EARNINGS PER SHARE
  Net income increased by 59% to $5,150,000 from $3,242,000 in 1994. Earnings per share grew to $0.45 in 1995 from $0.33 in 1994. The income tax benefit of net operating losses utilized reduced income tax expense and increased net income by $339,000 or $0.03 per share in 1994. The weighted average number of shares outstanding used to calculate earnings per share increased to 11.5 million in 1995 from 9.9 million in

1994. Shares outstanding increased primarily because of the Company's public offering in 1995 in which 1.5 million shares were issued by the Company.

QUARTERLY RESULTS
  The following table presents certain unaudited operating results for each of the eight fiscal quarters in the two year period ended December 31, 1996. This information has been prepared by the Company on the same basis as the audited financial statements and includes all adjustments necessary to present this information fairly when considered in conjunction with the Company's audited consolidated financial statements and notes thereto. Quarterly information may not total to annual amounts in some cases due to rounding.

                          MAR. 31, JUNE 30, SEPT. 30, DEC. 31, MAR. 31, JUNE 30, SEPT. 30, DEC. 31,
                            1995     1995     1995      1995     1996     1996    1996(1)    1996
                          -------- -------- --------- -------- -------- -------- --------- --------
                                                        QUARTER ENDED
                                                        -------------
                                           (IN THOUSANDS, EXCEPT PER SHARE DATA )
Revenues................   $8,421   $9,743   $11,386  $11,815  $10,933  $13,168   $14,840  $13,350
Income from operations..    1,013    1,643     2,183    2,550    1,050    1,926     2,683    2,125
Income before income
 taxes..................    1,115    1,744     2,400    3,048    1,450    2,376     3,080    2,548
Net income..............   $  691   $1,081   $ 1,488  $ 1,890  $   899  $ 1,473   $ 1,867  $ 1,575
                           ======   ======   =======  =======  =======  =======   =======  =======
Net income per common
 and equivalent share...   $ 0.06   $ 0.10   $  0.13  $  0.15  $  0.07  $  0.12   $  0.15  $  0.13
                           ======   ======   =======  =======  =======  =======   =======  =======
Shares used in per share
 computations...........   10,949   10,983    11,810   12,338   12,603   12,710    12,618   12,584
                           ======   ======   =======  =======  =======  =======   =======  =======

---------------------
(1)Includes non-recurring revenue of approximately $1.2 million from International equipment sales.

  Merchant credit card transactions and credit card transactions from gasoline stations account for a major percentage of the transaction volume processed by the Company's POS customers. The volume of such transactions on the Company's network is expected to be weakest in the first quarter, stronger in the second quarter, greater still in the third quarter high travel season and peak in the fourth quarter holiday season. The Company adds network capacity and associated recurring monthly costs during the year in order to handle expected fourth quarter peak volumes. As a result of these seasonal patterns, revenues, earnings and profit margins from POS credit card transactions in the first quarter, when revenues are lower and network utilization is lower, are expected to be significantly lower relative to the fourth quarter of the immediately preceding year, when revenues and network utilization are high. To date, the strong underlying growth of the Company's POS business has alleviated this seasonal effect to some extent, but the Company expects that its operating results in the foreseeable future will be significantly affected by seasonal trends. The Company's revenues from calling card transactions tend to be greatest during the second and third quarters, although this revenue composes a smaller percentage of total revenues than does POS services revenue. Variability also occurs in operating expenses due to the timing of network expansion and price discounts. The Company will incur significant non recurring network expansion costs as well as a significant increase in certain recurring network costs during 1997. A significant portion of these costs are associated with the increase transaction volume from existing POS and Telecom customers and from the implementation of FASTLink (R) services. Costs also include the implementation of the Company's "800" service and build-out of several network equipment sites which will provide the Company less reliance on "800" service and network access providers. The Company may experience a reduction in gross margin in certain quarters depending on the timing of these costs. As a result of all these factors, significant variability in quarterly earnings is expected.

LIQUIDITY AND CAPITAL RESOURCES
  At December 31, 1996 principal sources of liquidity were cash and cash equivalents of $3,169,000, short term investments of $15,700,000, reverse repurchase agreements of $11,566,000 and a bank line of credit of up to $1,000,000, with an annual interest rate of 2% above the prime rate of interest, all of which is currently available for borrowing. The Company believes that its existing cash and investment balances, line of credit, other current assets and cash generated by operating activities will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

  At December 31, 1996 the Company had commitments to purchase capital equipment in the amount of approximately $2.6 million over an 18 month period, $1.7 million of which is contingent upon a vendor reaching technical development milestones. Except for these arrangements, the Company does not have long-term supply contracts with these or any other limited source vendors. In the past the Company has utilized a portion of its excess cash reserves for acquisitions of businesses and other revenue generating assets. While no acquisitions are currently being negotiated, from time to time the Company reviews potential acquisition candidates and it is not unlikely that the Company will utilize some or all of its current cash and investment balances for acquisitions in the future.

  The following table summarizes sources and uses of cash from the Company's Statement of Cash Flows for the year ended December 31, 1996.

Cash and cash equivalents as of December 31, 1995.......           $ 15,539,000
Net cash provided by operations......................... $ 10,001,000
Investing activities:
 Cash used in AMNEX asset acquisition...................   (1,682,000)
 Purchases of equipment.................................   (6,250,000)
 Repayment of note receivable...........................    3,600,000
 Net investment purchases...............................  (19,735,000)
 Other investing activities.............................      107,000
                                                         ------------
                                                          (23,960,000)

Net cash provided by financing activities...............    1,561,000
Effect of exchange rate on cash.........................       28,000
Net decrease in cash and cash equivalents...............           $(12,370,000)
                                                                   ------------
Cash and cash equivalents as of December 31,1996........           $  3,169,000

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

  During the period ended December 31, 1996 operations provided $10,001,000 in cash.

  Investing activities used $23,960,000 in cash during the period ended December 31, 1996. During 1996, purchases of equipment used $6,250,000, the purchase of certain assets and agreements from AMNEX, Inc. used $1,682,000, purchases of long term investment-grade fixed-income securities with original maturities of more than one year used $162,000, purchases of short-term investments with original maturities of less than one year but more than three months used $11,149,000, purchases of overnight reverse repurchase agreements used $8,424,000, repayment of a note receivable provided $3,600,000 and other investing activities provided $107,000.

  During the year ended December 31, 1996, financing activities provided net cash of $1,561,000 due to the exercise of stock options.

  The Company believes that the proceeds from its 1995 public offering of common stock, its other existing cash balances and line of credit, other current assets and cash flow generated by operating activities will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                           PAGE
                                                                           ----
Report of Arthur Andersen LLP, Independent Public Accountants.............  29
Consolidated Balance Sheets as of December 31, 1996 and 1995..............  30
Consolidated Statements of Operations for the years ended December 31,
 1996, 1995 and 1994......................................................  31
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 1996, 1995
 and 1994.................................................................  32
Consolidated Statements of Cash Flows for the years ended December 31,
 1996, 1995 and 1994......................................................  33
Notes to Consolidated Financial Statements................................  34

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Transaction Network Services, Inc.:

  We have audited the accompanying consolidated balance sheets of Transaction Network Services, Inc. (a Delaware corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transaction Network Services, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.,
January 24, 1997

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                      DECEMBER 31, DECEMBER 31,
                                                          1996         1995
                                                      ------------ ------------
                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..........................   $ 3,169      $15,539
  Short-term investments.............................    15,700        4,551
  Reverse repurchase agreements......................    11,566        3,142
  Accounts receivable, net of allowance for doubtful
   accounts of $598 and $432, respectively...........     9,350        7,716
  Other current assets...............................       617          630
                                                        -------      -------
    Total current assets.............................    40,402       31,578
                                                        -------      -------
EQUIPMENT, at cost:
  Network equipment..................................    21,472       17,067
  Office equipment...................................     2,688        1,249
  Less--Accumulated depreciation.....................   (10,074)      (6,291)
                                                        -------      -------
                                                         14,086       12,025
                                                        -------      -------
INTANGIBLE ASSETS:
  Software and intangibles (Notes 1 and 4)...........    13,772       12,090
  Less--Accumulated amortization.....................    (3,186)      (1,701)
                                                        -------      -------
                                                         10,586       10,389
                                                        -------      -------
OTHER ASSETS........................................        909        1,350
NOTE RECEIVABLE (Note 10)............................        --        3,600
LONG-TERM INVESTMENTS................................     2,568        2,406
                                                        -------      -------
    Total assets.....................................   $68,551      $61,348
                                                        =======      =======
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITES:
  Accounts payable and accrued expenses..............   $ 5,281      $ 5,676
  Current portion of deferred income tax.............       270          123
                                                        -------      -------
    Total current liabilities........................     5,551        5,799
DEFERRED INCOME TAX..................................       809          956
                                                        -------      -------
    Total liabilities................................     6,360        6,755
                                                        -------      -------
COMMITMENTS AND CONTINGENCIES (Note 9)
STOCKHOLDERS' EQUITY (Notes 6, 7 and 8)
  Common Stock, $0.01 par value, 30,000 shares
   authorized, 12,328 and 12,138 shares issued and
   outstanding in 1996 and 1995, respectively........       123          121
  Additional paid-in capital.........................    49,844       48,120
  Unearned compensation..............................       (76)        (106)
  Retained Earnings..................................    12,272        6,458
  Foreign currency translation.......................        28           --
                                                        -------      -------
    Total stockholders' equity.......................    62,191       54,593
                                                        -------      -------
    Total liabilities and stockholders' equity.......   $68,551      $61,348
                                                        =======      =======

   The accompanying notes are an integral part of these consolidated balance sheets.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     YEARS ENDED DECEMBER 31,
                                                    --------------------------
                                                      1996     1995     1994
                                                    -------- -------- --------
Revenues........................................... $ 52,291 $ 41,365 $ 26,526
Cost of network services...........................   28,771   21,819   14,200
                                                    -------- -------- --------
Gross profit.......................................   23,520   19,546   12,326
                                                    -------- -------- --------
Other operating expenses:
  Engineering & development........................    2,692    2,241    1,575
  Selling, general & administrative................    7,491    5,697    3,842
  Depreciation.....................................    4,068    3,081    1,830
  Amortization of intangibles......................    1,485    1,138      566
                                                    -------- -------- --------
    Total other operating expenses.................   15,736   12,157    7,813
                                                    -------- -------- --------
Income from operations.............................    7,784    7,389    4,513
Interest income, net...............................    1,670      918      220
                                                    -------- -------- --------
Income before provision for income taxes...........    9,454    8,307    4,733
Provision for income taxes.........................    3,640    3,157    1,491
                                                    -------- -------- --------
Net income......................................... $  5,814 $  5,150 $  3,242
                                                    ======== ======== ========
Net income per common and equivalent share......... $   0.46 $   0.45 $   0.33
                                                    ======== ======== ========
Weighted average common and equivalent shares
 outstanding.......................................   12,591   11,534    9,947
                                                    ======== ======== ========




 The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996

                                 (IN THOUSANDS)

                                                                        STOCKHOLDERS' EQUITY
                                              ---------------------------------------------------------------------------
                             REDEEMABLE
                            CONVERTIBLE
                          PREFERRED STOCK     COMMON STOCK   ADDITIONAL   UNEARNED   TREASURY STOCK    FOREIGN
                          ------------------  --------------  PAID-IN   COMPENSATION --------------   CURRENCY   RETAINED
                          SHARES    AMOUNT    SHARES  AMOUNT  CAPITAL     (NOTE 8)   SHARES AMOUNT   TRANSLATION EARNINGS
                          -------  ---------  ------  ------ ---------- ------------ ------ -------  ----------- --------
BALANCE, December 31,
1993....................      39   $   8,298   2,609   $ 26   $   521      $ (85)      840  $(1,873)      --     $(1,767)
Accretion of redemption
price differential......      --         167      --     --        --         --        --       --       --        (167)
Compensation element of
stock options granted...      --          --      --     --       168       (168)       --       --       --          --
Amortization of unearned
compensation............      --          --      --     --        --         89        --       --       --          --
Stock issued through
IPO.....................     (39)     (8,465)  8,247     82    23,063         --        --       --       --          --
Options/Warrants
exercised through IPO...      --          --     155      1       127         --        --       --       --          --
Stock issued under 401K
plan....................      --          --       6     --        20         --        --       --       --          --
Exercise of stock
options.................      --          --      51      1        18         --        --       --       --          --
Employee Stock Purchase
Plan....................      --          --       4     --        25         --        --       --       --          --
Purchase of subsidiary..      --          --     225      2     1,011         --        --       --       --          --
Retirement of treasury
shares..................      --          --    (840)    (8)   (1,865)        --      (840)   1,873       --          --
Tax benefit of exercise
of non-qualified
options.................      --          --      --     --       397         --        --       --       --          --
Net income..............      --          --      --     --        --         --        --       --       --       3,242
                           -----   ---------  ------   ----   -------      -----      ----  -------      ---     -------
BALANCE, December 31,
1994....................      --          --  10,457    104    23,485       (164)       --       --       --       1,308
Amortization of unearned
compensation............      --          --      --     --        --         58        --       --       --          --
Stock issued through
public offering.........      --          --   1,500     15    23,354         --        --       --       --          --
Stock issued under 401K
Plan....................      --          --       6     --        56         --        --       --       --          --
Exercise of stock
options.................      --          --     160      2       394         --        --       --       --          --
Employee Stock Purchase
Plan....................      --          --      15     --       130         --        --       --       --          --
Tax benefit of exercise
of non-qualified
options.................      --          --      --     --       701         --        --       --       --          --
Net income..............      --          --      --     --        --         --        --       --       --       5,150
                           -----   ---------  ------   ----   -------      -----      ----  -------      ---     -------
BALANCE, December 31,
1995....................      --          --  12,138    121    48,120       (106)       --       --       --       6,458
Amortization of unearned
compensation............      --          --      --     --        --         30        --       --       --          --
Stock issued under 401K
Plan....................      --          --      11     --       165         --        --       --       --          --
Exercise of stock
options.................      --          --     155      2       466         --        --       --       --          --
Employee Stock Purchase
Plan....................      --          --      24     --       260         --        --       --       --          --
Tax benefit of exercise
of non-qualified
options.................      --          --      --     --       833         --        --       --       --          --
Foreign currency
translation.............      --          --      --     --        --         --        --       --       28          --
Net income..............      --          --      --     --        --         --        --       --       --       5,814
                           -----   ---------  ------   ----   -------      -----      ----  -------      ---     -------
BALANCE, December 31,
1996....................      --   $      --  12,328   $123   $49,844      $ (76)       --  $    --      $28     $12,272
                           =====   =========  ======   ====   =======      =====      ====  =======      ===     =======

 The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                    YEARS ENDED DECEMBER 31,
                                                   ----------------------------
                                                     1996      1995      1994
                                                   --------  --------  --------
                                                         (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.....................................  $  5,814  $  5,150  $  3,242
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization................     5,553     4,219     2,396
    Stock option compensation....................        30        58        91
    Loss on disposals of equipment...............        14        60        --
    Changes in assets and liabilities:
      Accounts receivable........................    (1,634)   (2,186)   (2,159)
      Other current assets.......................        13      (445)      (76)
      Other assets...............................       441    (1,150)     (200)
      Accounts payable and accrued expenses......      (230)      896       644
      Deferred tax liability.....................        --        82       997
                                                   --------  --------  --------
        Net cash provided by operating activi-
         ties....................................    10,001     6,684     4,935
                                                   --------  --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment.......................    (6,250)   (5,638)   (6,423)
    Purchase of subsidiary, net of cash ac-
     quired......................................        --        --    (6,768)
    Purchases of intangible assets...............    (1,682)   (3,503)       --
    Proceeds from disposals of equipment.........       107        58        --
    Repayment (issuance) of note receivable......     3,600    (3,600)       --
    Purchases of short-term investments..........   (11,149)   (4,551)       --
    Net (purchases) sales of reverse repurchase
     agreements..................................    (8,424)   (2,465)      224
    Purchases of long-term investments...........      (162)   (2,406)       --
                                                   --------  --------  --------
        Net cash used in investing activities....   (23,960)  (22,105)  (12,967)
                                                   --------  --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuances of common stock......        --    23,369    14,680
    Proceeds from options and employee stock pur-
     chase plan..................................       728       526       172
    Income tax benefit of deduction for income
     tax purposes on exercise of stock options...       833       701       397
    Repayment of note payable to stockholder.....        --        --      (492)
    Repayment of equipment notes and capital
     leases......................................        --      (272)     (208)
                                                   --------  --------  --------
        Net cash provided by financing activi-
         ties....................................     1,561    24,324    14,549
                                                   --------  --------  --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..........        28        --        --
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS.....................................   (12,370)    8,903     6,517
CASH AND CASH EQUIVALENTS, beginning of year.....    15,539     6,636       119
                                                   --------  --------  --------
CASH AND CASH EQUIVALENTS, end of year...........  $  3,169  $ 15,539  $  6,636
                                                   ========  ========  ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest.......  $     --  $     20  $     60
    Cash paid during the year for income taxes...     3,088     1,502       495
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
 FINANCING ACTIVITIES:
    Common stock issued in exchange for subsidi-
     ary.........................................        --        --     1,013
    Common stock issued for 401K matching contri-
     bution......................................       165        56        20

 The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:
  Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated on August 20, 1990, in the state of Delaware, and is a nationwide communications network company specializing in transaction-oriented data services. The Company currently addresses three primary markets through its service offerings: (1) the domestic point-of-sale/point-of-service ("POS") transaction market through its TransXpress(R) network services, (2) the domestic telephone call billing validation and fraud control market through its CARD*TEL(R) telecommunications services ("Telecom"), and (3) international markets for the Company's products and services. The Company provides participants in these markets with communications for real-time validation necessary to reduce losses resulting from the bad debt and fraud often associated with credit cards, debit cards and "0+" telephone calls.

  The consolidated financial statements include the accounts of TNS, Fortune Telecommunications, Inc. ("FTI") and Transaction Network Services Limited ("TNSL"). FTI was a wholly owned subsidiary from the date of its acquisition, June 6, 1994. Effective February 28, 1995, FTI was merged into TNS. TNSL, formed in June 1996, is a majority-owned subsidiary located in Ireland. Significant intercompany accounts have been eliminated in consolidation.

  The majority of the Company's revenues are derived from the transmission of POS transactions (predominantly credit and debit card transactions), which are processed electronically by a small number of third party POS transaction processors. The Company's TransXpress(R) network services implement proprietary technology that provides a communications link between the merchant site and the transaction processor. The Company markets its TransXpress(R) network services directly to third party POS transaction processors, who in turn resell the Company's network services as a part of the processors' own services.

  The Company's CARD*TEL(R) telecommunications services utilize proprietary fraud control technology and databases to provide real-time telephone call billing validation and fraud control services to the telecommunications industry, including long distance telephone companies, operator services providers, information services providers and private pay telephone companies.

  The Company's international business currently consists of equipment and software sales. The majority of the Company's international activities are located in the United Kingdom ("UK"), Canada and Ireland. In the UK and Canada, the Company has entered into technology transfer arrangements whereby TNS provides POS equipment and proprietary billing and network software. Under these arrangements the Company receives recurring revenues in the form of software license and maintenance fees, and royalties based on revenues generated by its international customers. Management expects to begin to recognize royalty revenue under these arrangements in 1997. TNSL intends to provide POS network services and did not generate revenues in 1996.

  The Company's operations are subject to certain risks and uncertainties including, among others, reliance on major customers, rapidly changing technology, limited suppliers, current and potential competitors with significantly greater financial, technical and marketing resources and government regulation.

  Stock Split
  In April 1996, the Company declared a 3-for-2 stock split of the outstanding shares of its common stock. This stock split entitled shareholders to receive one additional share for each two outstanding shares of common stock held of record as of the close of business on April 30, 1996. All share and per share data have been retroactively adjusted to reflect the stock split.

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

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

  Net Income Per Common and Equivalent Share
  Net income per common and equivalent share was computed on a pro forma basis for the year ended December 31, 1994, and is based on the weighted average number of common equivalent shares outstanding during each period. Common equivalent shares included redeemable convertible preferred stock for 1994, and the dilutive effect of all options outstanding for each period. Fully diluted earnings per share is not presented because the difference between these amounts and the amounts presented was not material.

  Financial Instruments
  The Company considers all securities purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

  At December 31, 1996 and 1995, the Company's securities consisted primarily of money market accounts (classified as cash equivalents), U.S. government and government agency securities, investment grade corporate bonds, and overnight reverse repurchase agreements, all of which the Company has both the positive intent and ability to hold until maturity. These securities are reported at amortized cost.

  The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value:

    Current Assets and Current Liabilities
    The carrying amounts approximate fair value due to the short maturity of those amounts.

    Investments
    The fair values of investments, which consist of U.S. government and government agency securities and investment grade corporate bonds, were estimated based on quoted market prices on national exchanges and approximated the carrying amounts.

  Credit Risk
  The Company's assets that are exposed to credit risk consist primarily of cash equivalents, investments and accounts receivable. Accounts receivable consist of geographically dispersed customers, and the Company has not experienced significant losses related to uncollectible accounts from its POS customers. Revenues from its telecommunications services customers, which became TNS' customers with the June 1994 acquisition of FTI and the June 1995 purchase of certain contract rights from Intellicall, Inc. ("Intellicall") (Note 4), are subject to a higher degree of credit risk than is the case for the Company's POS services customers. The Company reserves for the credit risk associated with this customer base. The Company has investments in overnight reverse repurchase agreements with banks. As of December 31, 1996 and 1995, the Company had invested approximately $11,566,000 and $3,142,000 in overnight reverse repurchase agreements with NationsBank. NationsBank provides underlying collateral consisting of U.S. government securities which fully secures the carrying value of the reverse repurchase agreements. Because the transactions are entered into and settled daily, management believes that the risk of market value impairment on a given day is nominal.

  Long-Lived Assets
  The Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS No. 121") as of January 1, 1996. As of December 31, 1996, the Company's long-lived assets consisted of network equipment and intangible assets. The Company periodically reviews the value of these assets to determine if an impairment has occurred. The adoption of SFAS No. 121 did not have a material impact on the Company's financial statements.

  Equipment
  Network and office equipment is recorded at cost. Depreciation expense is calculated using the straight-line method over estimated useful lives of three to five years.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

  Intangible Assets
  The Company recorded intangible assets as a result of its acquisition of FTI (Note 3), the purchase of certain contract rights from Intellicall, Inc. (Note
4), and an asset purchase from AMNEX, Inc. (Note 4). These intangible assets are being amortized over useful lives ranging from five to ten years.

  Other Assets
  Other assets include prepaid billing services of approximately $1.2 million paid to Intellicall (Note 4). This prepayment will be expensed as the services are provided. The Company expects to recognize these expenses over four to six years, depending on the volume of transactions covered by the agreement. The portion expected to be expensed within the next year has been classified in other current assets.

  Revenue Recognition
  The Company recognizes POS and Telecom services revenue as the related services are performed. Advance payments for services are deferred and recognized as revenue when earned. POS services revenue is derived primarily from the transmission through its network of transaction information between merchant or service provider POS terminals and transaction-processing computer centers. Telecom services revenue consists primarily of fees charged on a per query basis to customers for telephone call fraud-control and billing validation services. International revenue consists primarily of consulting fees and equipment sales revenue. Revenue from equipment sales is recognized upon shipment. The Company expects to recognize maintenance, software license and royalty fees in the future related to its international customers. Revenue from maintenance and software licenses will be recognized ratably over the term of the agreement. Revenue from royalties will be recognized when earned.

  Cost of Network Services
  Cost of network services principally includes usage charges for data transmission and database access, leased digital transmission capacity charges, transmission capacity installation charges, new customer "950" number activation charges, salaries, equipment maintenance and other related network costs. Depreciation expense on network equipment was approximately $3,623,000, $2,811,000, and $1,670,000 for the years ended December 31, 1996, 1995 and
1994, respectively, and is included in depreciation expense in the accompanying statements of operations.

  Engineering and Development Costs
  Expenditures for engineering and development activities are charged to expense as incurred.

  Income Taxes
  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal rate. Deferred income tax expense or credits are based upon the changes in the asset or liability from period to period.

  Reclassifications
  Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

2. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
  Accounts payable and accrued expenses consist of the following as of December 31 (in thousands).

                                                                   1996   1995
                                                                  ------ ------
      Accounts payable and accrued network costs................. $3,554 $3,662
      Accrued payroll and related expenses.......................    449    540
      Deferred revenue...........................................    440    153
      Other......................................................    838  1,303
                                                                  ------ ------
        Total.................................................... $5,281 $5,658
                                                                  ====== ======

3. ACQUISITION AND SUBSIDIARY:

  Fortune Telecommunications, Inc.
  On June 6, 1994, the Company completed the acquisition of FTI. In connection with the acquisition, the Company paid $6.6 million in cash and issued 150,000 unregistered and previously unissued shares of common stock valued at $1.0 million to the shareholders of FTI. The Company also incurred acquisition expenses and assumed liabilities of FTI totaling approximately $3.2 million. The acquisition was accounted for as a purchase, and the results of FTI are included with the Company's results from the date of acquisition. The purchase price together with direct acquisition costs and liabilities assumed were allocated to the assets acquired based upon the estimated fair values of such assets as described in the table below.

      Current assets.............................................. $ 1.5 million
      Equipment................................................... $ 0.7 million
      Intangible assets:
       Software................................................... $ 1.0 million
       Other intangibles.......................................... $ 7.6 million
                                                                   -------------
        Total..................................................... $10.8 million
                                                                   =============

  Equipment is being depreciated over its expected remaining useful life (up to five years). Software is being amortized over five years and other intangible assets acquired, including customer lists, trademarks and goodwill, are being amortized over 10 years.

  The unaudited pro forma information presented below reflects the June 1994 acquisition of FTI as if it had occurred on January 1, 1994. These results are not necessarily indicative of future operating results or of what would have occurred had the acquisition been consummated at that time.

                                                                    YEAR ENDED
                                                                   DECEMBER 31,
                                                                       1994
                                                                   ------------
      Revenues (thousands)........................................   $30,617
      Net income (thousands)......................................     3,126
      Net income per share........................................   $  0.30

 Transaction Network Services, Limited

  In 1996, the Company formed TNSL in Ireland, a majority owned subsidiary. The Company has provided the minority shareholders the right to put their shares to the Company at the fair value of TNSL shares at the exercise date. The Company also has the right to call the minority shares at fair value. Both the put and call provisions expire on December 31, 2001.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

4. PURCHASES OF INTANGIBLE ASSETS
  On June 30, 1995, the Company completed a purchase from Intellicall, Inc. ("Intellicall") of certain contract rights related to Intellicall's telephone call validation and fraud control services, including Intellicall's validation services contracts with customers. The Company also purchased a validation services contract with Intellicall and an exclusive U.S. license to Intellicall's VICS software (excluding certain markets). Intellicall agreed not to compete for ten years with the Company in the provision of validation services and to exclusively market the Company's validation services to Intellicall's customers (excepting, in each case, such excluded markets). The Company paid $3 million in cash for these assets. The cost of these assets has been included in intangible assets in the consolidated accompanying balance sheets. The Company is amortizing the cost of these assets over ten years.

  On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases used to provide fraud control and billing validation services. The transaction also included a ten year exclusive service agreement, a joint marketing agreement to cross-sell each other's services and a warrant agreement giving the Company the right to purchase 100,000 shares of AMNEX Common Stock at $3.91. The Company paid approximately $1.5 million in cash for these assets. The Company is amortizing the cost of these assets over five to ten years.

5. BORROWING ARRANGEMENTS:

  Line-of-Credit Agreement
  The Company has a line-of-credit with a bank which expires on October 31, 1997. Borrowings on the line are limited to $1,000,000. Amounts outstanding under the line bear interest at the prime rate plus 2 percent (10.25 percent at December 31, 1996), are secured by the Company's accounts receivable, as defined, and are subject to restrictions on additional borrowings and certain non-financial covenants. The line-of-credit has not been used.

6. INCOME TAXES:
  The components of income tax expense for the years ending December 31, 1996, 1995 and 1994 consist of the following (in thousands).

                                                            1996   1995   1994
                                                           ------ ------ ------
      Current provision:
       Federal............................................ $3,262 $2,649 $  717
       Federal alternative minimum tax....................     --     --     31
       State..............................................    378    426     85
      Deferred provision:
       Federal............................................     --     71    892
       State..............................................     --     11    105
      Benefit of net operating loss carry-forwards........     --     --   (339)
                                                           ------ ------ ------
                                                           $3,640 $3,157 $1,491
                                                           ====== ====== ======

  The provision for income taxes results in effective rates for the years ending December 31, 1996, 1995 and 1994 which differ from the Federal statutory rate as follows.

                                                               1996  1995  1994
                                                               ----  ----  ----
      Statutory Federal income tax rate....................... 35.0% 35.0% 35.0%
      Impact of graduated rates............................... (1.0) (1.0) (1.0)
      State income taxes, net of Federal tax benefit..........  4.0   4.0   4.0
      Federal alternative minimum tax.........................   --    --   0.7
      Effect of foreign tax rates.............................  0.5    --    --
      Benefit of net operating loss carry-forwards............   --    --  (7.2)
                                                               ----  ----  ----
      Effective rate.......................................... 38.5% 38.0% 31.5%
                                                               ====  ====  ====

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

  As of December 31, 1994, the Company had net operating loss carry-forwards for tax purposes of approximately $0.6 million. These net operating loss carry-forwards were extinguished as of December 31, 1995. In 1996, the effective tax rate has increased as a result of TNSL's activities in Ireland. TNSL intends to provide POS network services in Ireland by the end of 1997. Failure to successfully implement these services in a timely manner may result in an adverse effect of future effective tax rates.

  The components of the net deferred tax liability are as follows at December 31 (in thousands).

                                                              1996     1995
                                                             -------  -------
      Depreciation.......................................... $(1,048) $  (989)
      Differences between cash and accrual accounting
       methods..............................................    (406)    (369)
      Other.................................................     375      279
                                                             -------  -------
      Net deferred income tax liability..................... $(1,079) $(1,079)
                                                             =======  =======

7. PUBLIC OFFERINGS:
  In April 1994, the Company completed an initial public offering ("IPO") of 2,700,000 shares of its common stock at a price per share of $6.67. Of the 2,700,000 shares offered, 2,040,000 were sold by the Company and 660,000 were sold by selling shareholders. After underwriting discounts, commissions and other professional fees, net proceeds to the Company from the offering were approximately $12.2 million. In May 1994 the underwriters of the IPO exercised their option to purchase an additional 405,000 shares at a price of $6.20 per share. Net proceeds to the Company were approximately $2.5 million.

  On August 16, 1995, the Company completed a second public offering of 2,700,000 shares of common stock at a price per share of $16.67. Of the 2,700,000 shares, 1,500,000 were sold by the Company and 1,200,000 were sold by selling shareholders. After underwriting discounts, commissions and other professional fees, net proceeds to the Company from the offering were approximately $23.4 million.

8. STOCKHOLDERS' EQUITY:

  Treasury Stock
  As of December 31, 1993, the Company had 839,880 shares of common stock in treasury. In April 1994, the Company's Board of Directors directed the return of these treasury shares to authorized but unissued shares of common stock.

  Stock Option Plans
  The Company has a stock option plan (the "1991 Plan") which provides for the issuance of both qualified and nonqualified options to purchase up to 690,000 shares of common stock. Options may be granted under the 1991 Plan at any time prior to December 31, 2000, and are exercisable for periods up to ten years from the date of grant. In 1994, the Company adopted an additional stock option plan ("1994 Plan") and authorized the issuance of 600,000 shares also exercisable for ten years from date of grant. As of December 31, 1996, a total of 167,150 shares were available for future awards under these plans.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

  The following table summarizes the 1991 and 1994 plan activity for the three years ended December 31, 1996.

                                      NUMBER OF                     WEIGHTED
                                        SHARES        PRICE         AVERAGE
                                     UNDER OPTION   PER SHARE    EXERCISE PRICE
                                     ------------ -------------- --------------
Options outstanding, December 31,
 1993...............................    493,394   $ 0.13 -$ 4.00     $ 1.11
 Granted............................    328,800   $ 4.00 -$ 9.25     $ 4.65
 Exercised..........................   (130,168)  $ 0.13 -$ 1.17     $ 0.36
 Canceled/expired...................     (6,300)  $ 4.00 -$ 9.25     $ 5.21
                                       --------   --------------     ------
Options outstanding, December 31,
 1994...............................    685,726   $ 0.13 -$ 9.25     $ 2.91
 Granted (weighted average fair val-
  ue--$3.27)........................    262,200   $ 6.25 -$16.33     $ 9.81
 Exercised..........................   (160,950)  $ 0.13 -$ 9.25     $ 2.46
 Canceled/expired...................   (124,200)  $ 0.27 -$16.33     $ 4.05
                                       --------   --------------     ------
Options outstanding, December 31,
 1995...............................    662,776   $ 0.13 -$16.33     $ 5.54
 Granted (weighted average fair val-
  ue--$8.11)........................     15,400   $14.25 -$20.17     $16.54
 Exercised..........................   (155,061)  $ 0.13 -$10.67     $ 3.02
 Canceled/expired...................    (10,500)  $ 6.25 -$ 6.25     $10.67
                                       --------   --------------     ------
Options outstanding, December 31,
 1996...............................    512,615   $ 0.13 -$20.17     $ 6.52
                                       ========   ==============     ======

                  OUTSTANDING AND EXERCISABLE BY PRICE RANGE

                            AS OF DECEMBER 31, 1996

                   OPTIONS OUTSTANDING                          OPTIONS EXERCISABLE
---------------------------------------------------------- -----------------------------
                                 WEIGHTED
                                  AVERAGE
                     NUMBER      REMAINING     WEIGHTED        NUMBER        WEIGHTED
   RANGE OF       OUTSTANDING   CONTRACTUAL    AVERAGE      EXERCISABLE      AVERAGE
EXERCISE PRICES  AS OF 12/31/96 LIFE-YEARS  EXERCISE PRICE AS OF 12/31/96 EXERCISE PRICE
---------------  -------------- ----------- -------------- -------------- --------------
$ 0.13 -
 $  0.13             10,526        4.13         $ 0.13         10,526         $ 0.13
$ 0.67 -
 $  0.67             55,775        5.56         $ 0.67         55,775         $ 0.67
$ 1.17 -
 $  2.13             72,650        6.42         $ 1.61         26,150         $ 1.38
$ 4.00 -
 $  4.00             70,564        7.03         $ 4.00         19,564         $ 4.00
$ 6.25 -
 $  8.33             51,900        7.47         $ 6.60         19,050         $ 6.64
$ 9.25 -
 $  9.25              4,200        7.75         $ 9.25          1,800         $ 9.25
$ 9.33 -
 $  9.33            204,150        8.32         $ 9.33         61,054         $ 9.33
$ 9.83 -
 $16.17              39,250        8.86         $13.99         11,625         $14.38
$16.33 -
 $16.33                 600        8.92         $16.33            150         $16.33
$20.17 -
 $20.17               3,000        9.16         $20.17             --         $   --
--------            -------        ----         ------        -------         ------
$ 0.13 -
 $20.17             512,615        7.44         $ 6.52        205,694         $ 5.03
========            =======        ====         ======        =======         ======

  Compensation equal to the difference between the estimated fair market value of common stock at the grant date and the exercise price of the options is recognized over the four year vesting period. Compensation expense of approximately $30,000, $58,000 and $89,000 was recognized in 1996, 1995 and 1994, respectively, in connection with stock options.

  In April 1996, the Company's Board of Directors authorized an increase in shares authorized under the 1994 Plan to 1,800,000 shares and the issuance of 674,000 options, which are both subject to shareholder approval. The exercise price will be the fair value on approval date. These events are not reflected in the amounts presented above.

  Employee Stock Purchase Plan
  In 1994, the Company adopted an Employee Stock Purchase Plan ("ESPP"). Eligible employes may contribute up to 10% of their base earnings toward the semi-annual purchase of common stock. Under the

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY terms of the plan, 150,000 shares of authorized common stock were reserved for purchase at 85% of the fair market price at the beginning or end of each six-month offering period, whichever is lower. During 1994, employees purchased a total of 3,809 shares at $6.45 a share. During 1995, employees purchased 6,925 shares at $7.51 per share and 8,799 shares at $8.89 per share. During 1996, employees purchased 9,124 shares at $12.18 per share and 14,582 shares at $10.20 per share. The weighted average fair value of shares under the ESPP was $2.79 for 1996 and $1.70 for 1995.

  The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS No. 123"). Accordingly, no compensation cost has been recognized for stock option and stock purchase plans. Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below.

                                                1996   1995
                                               ------ ------
           Net Earnings (thousands)--pro
            forma............................. $5,633 $5,042
           Earnings per share--pro forma...... $ 0.45 $ 0.44

  The fair value is estimated on the date of grant using the Black-Scholes option-pricing model. For 1995 grants, the following weighted-average assumptions were used: dividend yield of 0%, expected volatility of 48%, risk-free interest rate of 5.94%; and expected lives of approximately 3 years. For 1996 grants, the following weighted-average assumptions were: dividend yield of 0%, expected volatility of 49%; risk-free interest rate of 5.50%; and expected lives of approximately 3 years. The effects of applying SFAS No. 123 in the proforma disclosures are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

9. COMMITMENTS AND CONTINGENCIES:

  Operating Leases
  The Company leases office space under operating leases. On September 21, 1995, the Company entered into an office lease with Pond Building, L.L.C. commencing in March 1996 on an office building (the "Office Building") which it uses as its headquarters facility. The lease term is 12 years and calls for total payments of approximately $734,000 in 1996. Payments escalate every year thereafter based a factor tied to the change in the Consumer Price Index, but not to exceed 3% per annum. There is a fixed increase in year six of approximately $67,000. The Company records rent expense on the Office Building on a straight-line basis. The Company also leases space for network equipment sites and certain office equipment under operating leases. Future annual commitments under the Company's operating leases are as follows:

           YEARS ENDING
           DECEMBER 31,
           ------------                        (IN THOUSANDS)
           1997...............................    $ 1,108
           1998...............................      1,096
           1999...............................      1,035
           2000...............................        859
           2001...............................        907
           Thereafter.........................      5,460
                                                  -------
                                                  $10,465
                                                  =======

  Rent expense for the years ended December 31, 1996, 1995, and 1994 was approximately $1,433,000, $581,000, and $297,000, respectively.

  Benefit Plans
  The Company has a 401(k) profit sharing plan which covers eligible employees. The Company makes discretionary matching contributions to the plan. For 1994 and 1993, the Company's Board of Directors

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY elected to make a matching contribution of in the form of common stock in lieu of cash. Matching shares are issued at market price on the date of the Board of Directors' election and have a vesting period of 3 years. The Company issued 5,319 and 5,604 shares in 1995 and 1994, respectively, to serve as a match for 1994 and 1993, respectively. For 1995, a discretionary matching contribution of 10,754 shares was approved and was paid in 1996. For 1996, the Company approved a discretionary matching contribution of approximately $98,000 (25% of each eligible employee's contribution made during 1996) to be paid in cash.

  The Company does not offer postretirement or postemployment benefits.

  Significant Customers and Suppliers
  A significant portion of the Company's sales is made to a limited number of customers. For the years ended December 31, 1996, 1995 and 1994, the Company recorded sales to these customers as follows (in thousands):

                                                             1996   1995   1994
                                                            ------ ------ ------
   Customer A.............................................. $8,962 $6,614 $5,292
   Customer B..............................................   *      *     2,845
   Customer C..............................................  6,244  5,059  2,788
   Customer D..............................................   *     4,147  3,221

---------------------
* Revenue was less than 10% of total revenues for the period.

  In June 1995, the Company's then sixth largest customer purchased the Company's then largest customer. The above sales amounts reflect this transaction, and other combinations, as if they had occurred on January 1, 1994.

  Certain key components used in the Company's network are currently available only from limited sources. The Company does not have long-term supply contracts with these or any other limited source vendors and purchases this network equipment on a purchase order basis. The inability to obtain sufficient quantities of limited source equipment as required, or to develop alternative sources as required in the future, could result in delays or reductions in the Company's development and deployment of network equipment, which could adversely affect the Company's business, operating results and financial condition. As of December 31, 1996, the Company had long-term commitments to purchase approximately $2.6 million in capital equipment of which $1.7 million is contingent upon delivery of development milestones by a vendor. Except for these arrangements, the Company does not have long-term supply contracts.

10. NOTE RECEIVABLE:
  On October 10, 1995, the Company loaned $3.6 million to Pond Building, L.L.C., the purchaser of the Office Building. The note was due in full on June 15, 1996, but could have been extended for up to three periods of six months each under certain circumstances and as a result was classified as long term in the accompanying consolidated balance sheet. The note was secured by a first lien on the property under a deed of trust with Pond Building, L.L.C. The note carried interest at approximately 9.5% per annum. The note was paid in full during 1996.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  None.
                                   PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

(A) IDENTIFICATION OF DIRECTORS
  The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors," contained in the Proxy Statement related to the Annual Meeting of Stockholders to be held on April 22, 1997 (the "Proxy Statement").

(B) IDENTIFICATION OF EXECUTIVE OFFICERS
  The information required by this Item concerning the Company's executive officers is incorporated by reference from the section captioned "Non-Director Officers," contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference from the section captioned "Compensation of Executive Officers," contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  The information required by this Item is incorporated by reference from the section captioned "Beneficial Ownership of Common Stock," contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  The information required by this Item is incorporated by reference from the sections captioned "Compensation Committee Interlocks and Insider
Participation" and "Certain Relationships and Related Transactions," contained in the Proxy Statement.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  The following documents are filed as part of this Annual Report on Form 10-
K:

  (a) 1. Financial Statements. The following consolidated financial statements of the Company and Report of Independent Public Accountants relating thereto are filed as Item 8 of this report.

  DESCRIPTION
  Report of Arthur Andersen LLP, Independent Public Accounts
  Consolidated Balance Sheets as of December 31, 1996 and 1995
  Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994
  Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994
  Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994
  Notes to Consolidated Financial Statements

  2. Financial Statements Schedules. The Financial Statement Schedule described below is filed as part of this report.

  DESCRIPTION
  Report of Arthur Andersen LLP, Independent Public Accountants
  Schedule II Valuation and Qualifying Accounts

  (b) Reports on Form 8-K
  None.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY

  (c) Exhibits

  3.1 Certificate of Incorporation of the Registrant, as amended. (1)
  3.2 Bylaws of the Registrant. (1)
  4.1 Fourth Amended and Restated Investors Rights Agreement dated as of June
       3, 1994 by and among the Registrant and certain investors. (2)
 10.1 1991 Stock Option Plan, as amended. (1)
 10.2 1994 Stock Option Plan, as amended. (1)
 10.3 1994 Employee Stock Purchase Plan, as amended. (3)
 10.4 Service Agreement dated June 1, 1993 between the Company and First Data
       Corporation, as amended ("FDC Service Agreement") (confidential treatment has been granted for portions of this exhibit). (4)
 10.5 Addendum IV to the FDC Service Agreement dated as of February 13, 1996
       (confidential treatment has been granted for portions of this exhibit).
       (5)
 10.6 Deed of Lease dated September 21, 1995 between the Company and Pond
       Building, L.L.C. (6)
 23.1 Consent of Arthur Andersen LLP. (7)

  (d) Financial Statement Schedules see Item (a)2 above
---------------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-76426).
(2) Incorporated by reference to Exhibit 2 to the Company's Current Report on Form 8-K, dated June 6, 1994 and as amended by Amendment No. 1, dated August 19, 1994.
(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-85434).
(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-95132).
(5) Incorporated by reference to the Company's Annual Report on Form 10-K, dated March 8, 1996.
(6) Incorporated by reference to the Company's Quarterly Report on From 10-Q, dated September 30, 1995.
(7) Filed herewith.

                                                                    EXHIBIT 23.1

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our reports included in this Form 10-K, into Transaction Network Services, Inc. and subsidiary's previously filed Registration Statements on Form S-8, File Nos. 33-85432 and 33-85434.

                                          ARTHUR ANDERSEN LLP

Washington, D.C., March 14, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Transaction Network Services, Inc.:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Transaction Network Services, Inc. (a Delaware corporation) and subsidiary included in this Form 10-K and have issued our report thereon dated January 24, 1997. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.,
January 24, 1997

                                                                      SCHEDULE I

   TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY VALUATION AND QUALIFYING
                                    ACCOUNTS

DESCRIPTION:
ALLOWANCE FOR DOUBTFUL
ACCOUNTS                  BALANCE AT  CHARGED TO                       BALANCE
(DEDUCTED FROM ACCOUNTS  BEGINNING OF COSTS AND   OTHER               AT END OF
RECEIVABLE)                 PERIOD     EXPENSES  CHARGES* DEDUCTIONS   PERIOD
-----------------------  ------------ ---------- -------- ----------  ---------
YEAR ENDED DECEMBER 31,
 1996...................   $432,386    $490,991  $     -- $(325,266)  $598,111
YEAR ENDED DECEMBER 31,
 1995...................   $373,976    $141,718  $     -- $ (83,308)  $432,386
YEAR ENDED DECEMBER 31,
 1994...................   $ 42,000    $201,895  $209,758 $ (79,677)  $373,976

---------------------
* Other charges include purchased reserves from acquisition.

DESCRIPTION:              BALANCE AT  CHARGED TO                      BALANCE
VALUATION ALLOWANCE FOR  BEGINNING OF COSTS AND   OTHER              AT END OF
NET OPERATING LOSS          PERIOD     EXPENSES  CHARGES DEDUCTIONS   PERIOD
-----------------------  ------------ ---------- ------- ----------  ---------
YEAR ENDED DECEMBER 31,
 1994...................   $339,000      $--       $--   $(339,000)     $--

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE COUNTY OF FAIRFAX, STATE OF VIRGINIA, ON THE 11TH DAY OF MARCH, 1997.

                                          TRANSACTION NETWORK SERVICES, INC.


                                          By:   /s/ John J. McDonnell, Jr.
                                              ---------------------------------
                                              JOHN J. MCDONNELL, JR. CHIEF
                                                    EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES AND ON THE DATES INDICATED:

              SIGNATURE                        TITLE                 DATE

     /s/ John J. McDonnell, Jr.        President, Chief         March 14, 1997
-------------------------------------   Executive Officer
       JOHN J. MCDONNELL, JR.           and Director
                                        (Principal
                                        Executive Officer)

     /s/  Elizabeth A. Crawford        Vice President,          March 13, 1997
-------------------------------------   Finance (Principal
        ELIZABETH A. CRAWFORD           Financial and
                                        Accounting Officer)

         /s/ Jurgen Manchot            Director                 March 17, 1997
-------------------------------------
           JURGEN MANCHOT

        /s/ William N. Melton          Director                 March 14, 1997
-------------------------------------
          WILLIAM N. MELTON

        /s/ John S. McCarthy           Director                 March 14, 1997
-------------------------------------
          JOHN S. MCCARTHY

        /s/ Henry R. Nichols           Director                 March 17, 1997
-------------------------------------
          HENRY R. NICHOLS

         /s/ Paolo L. Guidi            Director                 March 17, 1997
-------------------------------------
           PAOLO L. GUIDI