Form 10-Q
period 1997-03-31
TRANSACTION NETWORK SERVICES INC
filed 1997-05-13
CIK 920231

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1997

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

                    Shares Outstanding as of  April 28, 1997
               12,347,017 Shares of Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                     MARCH  31,   DECEMBER  31,
                                                        1997          1996
                                                     -----------  -------------
                                                     (Unaudited)
                             ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                            $ 12,344       $  3,169
   Short-term investments                                 16,289         15,700
   Reverse repurchase agreements                           6,102         11,566
   Accounts receivable, net of allowance for doubtful
     accounts of $658 and $598, respectively               7,702          9,350
   Other current assets                                      999            617
                                                        --------       --------
      Total current assets                                43,436         40,402
                                                        --------       --------

EQUIPMENT, at cost:
   Network equipment                                      22,596         21,472
   Office equipment                                        3,601          2,688
   Less - Accumulated depreciation                       (11,095)       (10,074)
                                                        --------       --------
                                                          15,102         14,086
                                                        --------       --------

INTANGIBLE ASSETS:
   Software and intangibles                               13,769         13,772
   Less - Accumulated amortization                        (3,570)        (3,186)
                                                        --------       --------
                                                          10,199         10,586
                                                        --------       --------

OTHER ASSETS                                                862            909
LONG-TERM INVESTMENTS                                         50          2,568
                                                        --------       --------
      Total assets                                      $ 69,649       $ 68,551
                                                        ========       ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                $  5,607       $  5,551
DEFERRED INCOME TAX, net of current amount                   809            809
                                                        --------       --------
      Total liabilities                                    6,416          6,360
                                                        --------       --------
STOCKHOLDERS' EQUITY
   Common Stock                                              123            123
   Additional paid-in capital                             49,902         49,844
   Unearned compensation                                     (69)           (76)
   Retained Earnings                                      13,274         12,272
   Foreign currency translation                                3             28
                                                        --------       --------
      Total stockholders' equity                          63,233         62,191
                                                        --------       --------
      Total liabilities and stockholders' equity        $ 69,649       $ 68,551
                                                        ========       ========





The accompanying notes are an integral part of these balance sheets.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                              ----------------------
                                                1997          1996
                                              --------      --------
Revenues                                      $ 13,115      $ 10,933
Cost of network services                         7,408         6,226
                                              --------      --------
Gross profit                                     5,707         4,707
                                              --------      --------

Other operating expenses:
   Engineering & development                       786           689
   Selling, general & administrative             2,077         1,716
   Depreciation                                  1,103           913
   Amortization of intangibles                     384           339
                                              --------      --------
Total other operating expenses                   4,350         3,657
                                              --------      --------

Income from operations                           1,357         1,050
Interest income                                    409           400
                                              --------      --------
Income before provision for income taxes         1,766         1,450
Provision for income taxes                         764           551
                                              --------      --------

Net income                                     $ 1,002        $  899
                                              ========      ========

Net income per common and
   equivalent share                             $ 0.08        $ 0.07
                                              ========      ========
Weighted average common and
   equivalent shares outstanding                12,556        12,603
                                              ========      ========










       The accompanying notes are an integral part of these statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                        THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                    1997             1996
                                                                 ---------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                     $   1,002        $      899
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                    1,487             1,252
    Stock option compensation                                            7                 7
    Loss on disposal of equipment                                       49                 -
  Changes in assets and liabilities:
      Accounts receivable                                            1,648              (528)
      Other current assets                                            (382)               94
      Other assets                                                      47                62
      Accounts payable and accrued expenses                             57             2,519
                                                                 ---------        ----------
          Net cash provided by operating activities                  3,915             4,305
                                                                 ---------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                          (2,181)           (2,680)
    Sale (purchases) of intangible assets                                3            (1,450)
    Proceeds from disposal of equipment                                 12                 7
    Purchases of short-term investments                               (589)           (1,644)
    Net maturities (purchases) of reverse repurchase agreements      5,464            (1,081)
    Maturities (purchases) of long-term investments                  2,518            (6,083)
                                                                 ---------        ----------
      Net cash provided by (used in) investing activities            5,227           (12,931)
                                                                 ---------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from options and employee stock purchase plan              58               164
    Repayment of equipment notes and capital leases                      -                (4)
                                                                 ---------        ----------
      Net cash provided by financing activities                         58               160
                                                                 ---------        ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (25)                -
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                    9,175            (8,466)
CASH AND CASH EQUIVALENTS, beginning of period                       3,169            15,539
                                                                 ---------        ----------
CASH AND CASH EQUIVALENTS, end of period                         $  12,344        $    7,073
                                                                 =========        ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Common Stock issued for 401k matching contribution           $       -        $      161
    Cash paid for income taxes                                         470               768



       The accompanying notes are an integral part of these statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                  (UNAUDITED)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

        Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated on August 20, 1990, in the state of Delaware and is a nationwide communications network company specializing in transaction-oriented data services. The Company currently addresses three primary markets through its service offerings: (1) the domestic point-of-sale/point-of-service ("POS") transaction market through its TransXpress(R) network services, (2) the domestic telephone call billing validation and fraud control market through its CARD*TEL(R) telecommunications services, and (3) international markets for the Company's products and services. The Company provides participants in these markets with communications for real-time validation necessary to reduce losses resulting from the bad debt and fraud often associated with credit cards, debit cards and "0+" telephone calls.

        The consolidated financial statements include the accounts of Transaction Network Services, Inc., Fortune Telecommunications, Inc. ("FTI") and Transaction Network Services Limited ("TNSL"). FTI was a wholly owned subsidiary from the date of its acquisition, June 6, 1994, through February 28, 1995, when it was merged into TNS. TNSL, formed in June 1996, is a majority-owned subsidiary located in Ireland. Significant intercompany accounts have been eliminated in consolidation.

        The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

        At March 31, 1997 and December 31, 1996, the Company's securities consisted primarily of money market accounts (classified as cash equivalents), U.S. government and government agency securities, investment grade corporate bonds, and overnight reverse repurchase agreements, all of which the Company has both the positive intent and ability to hold until maturity. These securities are reported at amortized cost.

        The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

        CURRENT ASSETS AND CURRENT LIABILITIES
        The carrying amount approximates fair value because of the short maturity of those instruments.

        INVESTMENTS
        The fair values of the investments, which consist of U.S. government and government agency securities and investment grade corporate bonds, are estimated based on quoted market prices on national exchanges and approximate the carrying amounts.

REVENUE RECOGNITION
        The Company recognizes POS and Telecom services revenue as the related services are performed. Advance payments for services are deferred and recognized as revenue when earned. POS services revenue is derived primarily from the transmission through its network of transaction information between merchant or service provider POS terminals and transaction-processing computer
centers.   Telecom services revenue consists primarily of fees charged on a per query basis to customers for telephone call fraud-control and billing validation
services.   International revenue currently consists primarily of consulting fees and equipment sales revenue. Revenue from maintenance and software licenses will be recognized ratably over the term of the agreement. Revenue from royalties will be recognized when earned.

RECLASSIFICATIONS
        Certain reclassifications of prior period amounts have been made to conform with current period presentation.


2.  PURCHASE OF INTANGIBLE ASSETS
---------------------------------

        On June 30, 1995, the Company completed the purchase from Intellicall of certain contract rights related to Intellicall's telephone call validation and fraud control services, including Intellicall's validation services contracts with customers. The Company also purchased a validation services contract with Intellicall and an exclusive U.S. license to Intellicall's VICS software (excluding certain markets). Intellicall also agreed not to compete for ten years with the Company in the provision of validation services and to exclusively market the Company's validation services to Intellicall's customers (excepting, in each case, such excluded markets). The Company paid $3 million in cash at closing for these assets. The cost of these assets has been included in intangible assets in the accompanying balance sheets. The Company will amortize the cost of these assets over five to ten years.

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

3.  INCOME TAXES
----------------

        The Company recorded a provision for income taxes of $764,000 and $551,000 for the three month periods ended March 31, 1997 and 1996. During 1996, the effective tax rate increased as a result of operating losses generated by TNSL's activities in Ireland. TNSL intends to provide POS network services in Ireland by the end of 1997. Failure to successfully implement these services in a timely manner may result in further adverse effects on future effective tax rates. The anticipated annual effective income taxes for the three month period ended March 31, 1997 is based upon the anticipated annual effective income tax rate of 43.3%. This effective income tax rate differs from the Federal statutory rate as follows:


        Statutory Federal income tax rate                  35.0%
        Effect of graduated rate                           (1.0)
        State income taxes, net of Federal benefit          4.5
        Effect of TNSL losses                               4.8
                                                          -----
        Anticipated effective income tax rate              43.3%
                                                          =====


4.  EARNINGS PER SHARE
----------------------

        Earnings per common and equivalent share are based on the weighted-average number of common equivalent shares outstanding during the periods. Common equivalent shares includes the dilutive effect of all options outstanding. Fully diluted earnings per share are not presented because the difference between these amounts and the amounts presented is not material.

        On March 3, 1997 the Financial Accounting Standards Board released Statement No. 128, "Earnings Per Share." Statement 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. Statement 128 is effective for fiscal years ending after December 15, 1997 and, when adopted will require restatement of prior years' earnings per share.

        The company anticipates that upon implementing Statement 128, diluted earnings per share will approximate previously reported primary earnings per share under the Company's current capital structure. The pro-forma impact on previously reported first quarter 1996 and 1997 earnings per share would be as shown below.

                                                      Quarter Ended March 31,
                                                         1997        1996
                                                      -----------  ----------

        Average shares outstanding                     12,343,117  12,187,296
          (basic earnings per share)
        Stock option equivalents                          212,735     416,017
                                                       ----------  ----------

        Average shares and equivalents
          (diluted earnings per share)                 12,555,852  12,603,313
                                                       ==========  ==========

         Basic earnings per share                           $0.08       $0.07
         Diluted earnings per share                         $0.08       $0.07

6.  STOCK REPURCHASE
--------------------

        In December, 1996 the Board of Directors authorized the Company to repurchase up to 1,000,000 shares of its issued and outstanding common stock, such purchases to be effected from time to time on the Nasdaq National Market and/or by block purchases, as determined by the officers of the Corporation. Purchased shares will be held in treasury for use in funding the company's stock option program, or such other uses as the Board may approve. On April 25, 1997 the Company purchased 15,000 shares at $10.50 per share. On May 2, 1997 the Company purchased 1,500 shares at $11.75 per share and 50,000 shares at $11.87 per share.

Item 2.

                       TRANSACTION NETWORK SERVICES, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

        The Company was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/Point-of-Service) transaction processing industry. Between August 1990 and May 1991, the Company was primarily engaged in raising capital from investors and in the initial development of its network. In June 1991 the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 5.8 million in the first quarter of 1997. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which provided customers in the telecommunications industry with telephone call fraud control and billing validation services. The Company is organized around its three key service/product offerings:

        (1) POS services include the Company's TransXpress(R) network services for the POS transaction processing industry.
        (2) Telecom services include FTI's CARD*TEL(R) telephone call billing validation and fraud control services and other services targeted primarily to the telecommunications industry. TNS has strengthened its position in the telephone call billing validation and fraud control market through the purchase of assets -- primarily contract rights, marketing and services agreements, non-compete agreements and computer software and databases -- from Intellicall Corporation in June of 1995 and from AMNEX, Inc. in March of 1996.
        (3) International activities - In 1996, the Company began to recognize revenue from the sale of products and services in international markets. In Ireland, the Company has formed a majority-owned subsidiary which intends to provide POS network services in Ireland in the future. The Company continues to actively market its products and services to potential international customers.

        In March 1997, the Company announced a new product line - TNS FASTLink(R) data services. This new line of services is currently being deployed and will offer a secure private network for transmitting securities trading orders electronically between brokerage firms and financial institutions. TNS FASTLink(R) services revenues consist of a one-time installation fee and fixed monthly recurring revenues thereafter based on the number of connections. The FASTLink(R) service offering will require the Company to build and support a TCP/IP backbone network as well as acquire a significant amount of dedicated hardware. Current facilities are sufficient to house the additional required hardware. The Company does not expect to generate significant revenues from this new service during 1997.


FORWARD LOOKING STATEMENTS
--------------------------

        Statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report that are not descriptions of historical fact may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including but not limited to, the Company's reliance on a limited number of major customers, dependence on market expansion, competition, technological change and necessity of developing new services, dependence on proprietary rights, changes in government regulation, seasonality and fluctuations in quarterly results.

RESULTS OF OPERATIONS
---------------------

REVENUES

        Total revenues increased by 20% to $13,115,000 for the three month period ended March 31, 1997 from $10,933,000 for the same period in 1996. Of the $2,182,000 increase for the three month period, 88% was due to the increased usage of the TNS network by the Company's POS services customers and 12% was contributed by Telecom service customers. As of January 1, 1996 the Company began reporting a single line item of revenue which includes POS services revenue, Telecom services revenue and International revenue.

        POS services revenue increased by 26% to $9,353,000 from $7,426,000 for the first quarter of 1997 versus the comparable period in 1996. The growth in POS services revenue resulted primarily from an increase in transaction volume and associated revenue from the Company's existing POS customers. POS transaction volume increased by 52% to 519 million from 341 million transactions for the first quarter of 1997 versus 1996.

        The transaction volume growth rate exceeded the revenue growth rate primarily because the average revenue per transaction declined by approximately 21% for the three month period as compared to the same period in 1996. This decline in average revenue per transaction occurred as a result of several factors. A number of the Company's largest customers reached predetermined levels of transaction volumes per month, qualifying these customers for volume discounts. Also, during 1996, the Company re-negotiated contracts with most of its largest customers. Several of these contracts call for a single flat rate basic price structure with increasing volume commitments during the life of the contract, rather than volume discounts which become effective only after certain volume thresholds are met. In exchange for extending the term of these contracts, the customers received significant price reductions. The majority of these customers benefited from the re-negotiated contracts during 1996; however, the remaining contracts took effect January 1, 1997. The full anticipated effect of the 1996 contract re-negotiations was reflected in the average revenue per POS transaction during the first quarter of 1997. Future average revenue per POS transaction will depend on the relative contribution to total transaction volume from each of the Company's sources of POS transactions. Increasing competition from other network service providers could also contribute to future declining prices per transaction.

        Telecommunications revenue increased by 8% to $3,566,000 for the three months ended March 31, 1997 from $3,309,0000 for the same period in 1996. This revenue was generated primarily by fees charged on a per query basis to telecommunications customers for the Company's telephone call fraud control and billing validation services. The growth in revenue was due to growth in queries processed for the Company's telecommunications customers for the three month periods, and from the inclusion of the revenues derived from the March 29, 1996 purchase of intangible assets, including an exclusive services agreement, from AMNEX, Inc.

        Since its acquisition in 1994, the Company's Telecom services division has grown principally through the addition of new customers, through the acquisition of contract rights and other intangible assets, and through the provision of new service offerings. The Company's customers in the fraud control and billing validation services market have not achieved growth rates comparable with those experienced by many of the Company's POS customers, and in some cases have experienced some erosion in call and query volumes and revenues. The market for third party billing validation and fraud control services has been adversely affected by so-called "dial-around" and pre-paid calling card services which use 800 WATS services to route telephone calls made from pay phones, hotel phones, or other public use telephones to long distance carriers other than those chosen by the telephone proprietor. These dial-around offerings effectively divert telephone calls away from the Company's traditional customer base for fraud control and billing validation services (primarily operator services providers and pay telephone providers) to other telecommunications companies with separate billing validation databases (in many cases MCI and AT&T).


        As part of the Telecommunications Act of 1996 (the "1996 Act"), the Federal Communications Commissions ("FCC") was authorized to mandate a payment scheme pursuant to which pay telephone operators are "fairly compensated" for all access code calls, debit card calls, subscriber 800 and other toll-free calls which originate on the pay phone service providers facilities but which are routed to telecommunications carriers other than those pre-subscribed by the telephone proprietor

("dial-around compensation"). In October 1996, an interim solution for dial-around compensation was announced by the FCC. Under the new regulations, pay telephone operators are to receive an increased fixed monthly fee of $45 per pay telephone from the long distance voice carriers which use these pay telephone facilities. While it is uncertain what impact the new rules will have on dial-around usage and therefore on demand for traditional TNS's Telecom services offerings, many industry observers believe that the use of "dial-around" services will continue to grow at the expense of the traditional pay telephone long distance services upon which the Company's customer base for fraud control and billing validation services relies. Recently, several Local Exchange Carriers ("LECS") have furthered this trend by introducing proprietary calling cards which utilize dial-around 800 access. Management believes that the success of "dial-around" services to date is related to both the method of compensation chosen for the interim solution, which does not directly tie the cost of "dial-around" compensation to the usage of "dial-around" services, and also to other market forces favoring the growth of these type of services. While there can be no assurance of the Company's success in new marketing efforts, the Company is currently pursuing several business opportunities from which it could take advantage of the continuing trend toward the use of "dial-around" services by providing fraud control and/or billing validation services to several potential vendors of "dial-around" services.

        International revenue was $185,000 in the first quarter of 1997 and $198,000 for the same period in 1996. The revenue primarily consisted of equipment and software sales. The Company currently has significant international activities in the United Kingdom ("UK"), Canada and Ireland. In the UK and Canada, the Company has entered into technology transfer arrangements whereby TNS provides POS equipment and software to its international customers through one-time sales, but also has agreements entitling it to receive recurring revenues in the form of software license fees, maintenance fees and royalties. These fees are based on the POS revenues generated by its international customers resulting from the use of the Company's POS technology. Management expects to begin to recognize royalty revenue under these arrangements in 1997. In Ireland, the Company has formed a majority-owned subsidiary, Transaction Network Services Limited ("TNSL") which intends to provide POS network services in Ireland in the future. TNSL is in a start-up phase and has not generated revenue to date. TNSL losses to date are approximately $540,000 including approximately $216,000 during the first quarter of 1997. These losses are consolidated with the Company's operating results.

COST OF NETWORK SERVICES

        Cost of network services increased by 19% to $7,408,000 for the three months ended March 31, 1997 from $6,226,000 for the same period in 1996. This growth resulted primarily from increases in local access, "800" usage charges and charges for billing validation information resulting from increased transaction and query volume. Growth in cost of network services also resulted from costs associated with increases in network capacity purchased from outside vendors, from increases in other network capacity costs, and cost of goods sold related to equipment sales.

        The reduction in average revenue per transaction for POS network services was offset by several factors. The Company was able to continue to achieve economies of scale on its network as the growth in transaction and query volume and associated revenue was larger than the increase in recurring costs for network capacity and network management. In addition, the Company has consistently been able to negotiate better rates from its large vendors of network capacity and 800 services as its consumption of these services has increased. In August 1995, a reduction in the cost per minute of usage for local access charged by LECs went into effect by FCC mandate, effectively reducing the Company's variable cost per transaction. In July 1996, most of the major LECs modestly reduced the cost per minute rate charged for local access. However, several of the carriers substantially increased certain rate elements which had the effect of raising their effective per minute rate, more than offsetting the benefit of cost reductions from the other carriers. On May 7, 1997, the FCC, pursuant to the 1996 Act, adopted changes to the current system of interstate access charges. The final impact of Access Charge Reform on the Company's future network access costs is unknown but could have a material effect on the Company's current cost structure.

GROSS PROFIT

        Gross profit increased by 21% to $5,707,000 for the three months ended March 31, 1997 from $4,707,000 for the same period of 1996. This represents 44% and 43% of total revenues for the first quarter of 1997 and 1996, respectively. The 1% increase in gross profit as a percentage of total revenues reflects the fact that the reduction in average revenue per POS transaction over the periods was offset by local access rate reductions and network efficiencies. The gross margin on equipment sales was not significantly different from the gross margin on network services during either quarter. On May 7, 1997, the FCC, pursuant to the 1996 Act, adopted changes to the current system of interstate access charges. The final impact of Access Reform on the Company's future network costs is unknown but could have a material effect on the Company's gross profit margin. The future level of the gross profit margin depends on a number of factors including total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the timing and extent of the Company's network expansion and the timing and extent of any network cost reductions of which the Company may be able to take advantage. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin because a significant portion of network costs are fixed costs, and maintaining the historical gross margin level depends in part on growth in transaction volume generating economies of scale.

ENGINEERING AND DEVELOPMENT

        Engineering and development expense increased by 14% to $786,000 for the three months ended March 31, 1997 from $689,000 for the same period of 1996. Engineering and development expense is composed of the salaries, personnel expenses and other expenses related to the Company's network equipment systems integration, software development and technology assessment activities. These expenses are incurred primarily to develop and enhance network software and systems, to develop specialized software and equipment for new customers, to conduct research and develop new service offerings, and to build, test, maintain and modify existing network software and systems. Engineering and development expenses also increased as a result of the formation of TNSL in July 1996. Failure to successfully implement the Ireland POS services in a timely manner may result in increased engineering and development costs as a percentage of total revenue. The Company has not capitalized any costs associated with software or other development performed by its engineering and development groups. Future engineering and development costs may increase due to additional resource requirements associated with the introduction of new product services.

SELLING, GENERAL AND ADMINISTRATIVE

        Selling, general and administrative expenses increased by 21% to $2,077,000 for the three months ended March 31, 1997 from $1,716,000 for the same period of 1996. Selling, general and administrative expenses include sales, marketing, finance, accounting and administrative costs. The increase in these expenses is attributable to several factors. Additional expenses were incurred as a result of an increase in administrative staff and expenses associated with the growth of the Company. An increase in sales costs resulting primarily from an increase in sales staff and salary expense also contributed to the growth in
selling, general and administrative expenses.   In March 1996, the Company
relocated to a new headquarters facility and began incurring increased lease expense and other relocation expenses, as compared to its prior facilities. Selling, general and administrative expenses also increased as a result of the formation of TNSL. Failure to successfully implement the Ireland POS services in a timely manner may result in increased selling, general and administrative costs as a percentage of total revenue.

DEPRECIATION

        Depreciation expense increased by 21% to $1,103,000 for the three months ended March 31, 1997 from $913,000 for the same period in 1996. Depreciation expense includes network and office equipment as well as leasehold improvements associated with the build-out of the Company's new headquarters and network site facilities. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business. Depreciation expense relating to network and office equipment is recorded using the straight line method over estimated useful lives ranging from three to five years. Depreciation expense relating to leasehold improvements is recorded over the lesser of the term of the lease or useful life of the improvement.

AMORTIZATION OF INTANGIBLES

        The amortization of intangible assets increased by 13% to $384,000 for the three months ended March 31, 1997 from $339,000 for the same period of 1996. The increase resulted primarily from the asset purchase from AMNEX. In March 1996, the Company completed an asset purchase from AMNEX of AMNEX's proprietary fraud-control system and related databases and entered into long term marketing and service agreements with AMNEX. The Company paid approximately $1,500,000 million in cash for these assets. Amortization of all existing intangible assets is expected to be approximately $400,000 per quarter over the next several years.

INCOME TAXES

        Provision for income taxes was $764,000 for the three months ended March 31, 1997 and $551,000 for the same period in 1996. The effective tax rate has increased to approximately 43% as a result of the Company's activities in Ireland. Continued losses experienced by TNSL may continue to increase the Company's future effective tax rate. The Company has not recorded a tax asset for these losses due to TNSL's brief operating history. If TNSL becomes profitable, TNSL may cause a reduction in the effective tax rate due to a lower effective tax rate in Ireland than in the United States.

NET INCOME AND EARNINGS PER SHARE

        Net income increased by 11% to $1,002,000 for the three months ended March 31, 1997 from $899,000 for the same period in 1996. In April 1996, the Company declared a 3-for-2 stock split of the outstanding shares of Common Stock. This stock split entitled shareholders to receive one additional share for each two outstanding shares of Common Stock held of record as of the close of business on April 30, 1996. All share and per share data have been retroactively adjusted to reflect the stock split. Earnings per share grew to $0.08 from $.0.07 during the first quarter of 1997. The weighted average number of shares outstanding used to calculate earnings per share decreased to 12,556,000 from 12,603,000 during the first quarter of 1997 as compared to the same period in 1996. Shares outstanding decreased primarily because of a lower average stock price used in the Company's calculation of common equivalent shares under the treasury stock method in the first quarter of 1997, than in 1996.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

        The following table summarizes sources and uses of cash from the Company's Consolidated Statement of Cash Flows for the three month period ended March 31, 1997.

        Cash & equivalents as of December 31, 1996                           $ 3,169,000
        Net cash provided by operations                    $ 3,915,000
        Investing activities:
           Purchases of equipment                           (2,181,000)
           Maturity of long-term investments                 2,518,000
           Purchases of short-term investments                (589,000)
           Net maturities of reverse repurchase agreements   5,464,000
           Other investing activities                           15,000
                                                           -----------
                                                             5,227,000

        Financing activities:                                   58,000
        Effect of exchange rate changes on cash                (25,000)
        Net decrease in cash & equivalents                                   $ 9,175,000
                                                                             -----------
        Cash & equivalents as of  March 31, 1997                             $12,344,000
                                                                             ===========


        At March 31, 1997, principal sources of liquidity were cash and cash equivalents of $12,344,000, short term investments of $16,289,000, and a bank line of credit of up to $1,000,000. The line of credit bears an interest rate of 2% above the prime rate of interest and was entirely unused as of March 31, 1997.

        At March 31, 1997 the Company had long term commitments to purchase capital equipment in the amount of approximately $2.6 million over an 18 month period, of which $1.7 million is contingent upon the vendor meeting delivery in accordance with development milestones. Except for these arrangements, the Company does not have long-term supply contracts with these or any other limited source vendors.

        During the three months ended March 31, 1997 operations provided $3,915,000 in cash.

        Investing activities provided $5,227,000 in cash during the three months ended March 31, 1997. For the three month period in 1997, purchases of equipment used $2,181,000, maturity of long term investment-grade fixed-income securities with original maturities of more than one year provided $2,518,000, purchases of short-term investments with original maturities of less than one year but more than three months used $589,000, maturities of reverse repurchase agreements provided $5,464,000 and other investing activities provided $15,000.

        During the three months ended March 31, 1997, financing activities provided net cash of $58,000 and the effect on exchange rate changes on cash was $25,000.

        The Company believes that its existing cash, investment balances, line of credit and cash flows generated by operations will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

                          PART II - OTHER INFORMATION

Item 1.     Legal Proceedings. - Not Applicable

Item 2.     Changes in Securities. - Not Applicable

Item 3.     Default Upon Senior Securities. - Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders. - Not
            Applicable

Item 6.     Exhibits and Reports on Form 8-K.

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



                                        Transaction Network Services, Inc.
                                        (Registrant)



Date: May 13, 1997                      By:  /s/ John J. McDonnell, Jr.
                                            ----------------------------
                                                 John J. McDonnell, Jr.
                                                 President and Chief
                                                 Executive Officer



Date: May 13, 1997                      By:  /s/ Elizabeth A. Crawford
                                            ----------------------------------
                                                 Elizabeth A. Crawford
                                                 Chief Accounting Officer
                                                 (Principal Financial Officer)