Form 10-Q
period 1997-06-30
TRANSACTION NETWORK SERVICES INC
filed 1997-08-11
CIK 920231

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended June 30, 1997

                       Commission File Number:  0-23856

                       TRANSACTION NETWORK SERVICES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
            --------------------------------------------------------
            (State or jurisdiction of incorporation or organization)

                                   54-1555332
                    ---------------------------------------
                    (I.R.S. Employer Identification Number)

                            1939 ROLAND CLARKE PLACE
                               RESTON,  VA 20191
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (703) 453-8300
              ----------------------------------------------------
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

                    Shares Outstanding as of  August 4, 1997
               12,207,585 Shares of Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                     June 30,       December  31,
                                                                       1997             1996
                                                                  -------------     -------------
                                                                   (Unaudited)
                                   ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                      $      10,656     $       3,169
   Short-term investments                                                13,728            15,700
   Reverse repurchase agreements                                          5,021            11,566
   Accounts receivable, net of allowance for doubtful
     accounts of $653 and $598, respectively                              9,216             9,350
   Other current assets                                                   1,241               617
                                                                  -------------     -------------
      Total current assets                                               39,862            40,402
                                                                  -------------     -------------

EQUIPMENT, at cost:
   Network equipment                                                     25,202            21,472
   Office equipment                                                       4,254             2,688
   Less - Accumulated depreciation                                      (12,198)          (10,074)
                                                                  -------------     -------------
                                                                         17,258            14,086
                                                                  -------------     -------------
INTANGIBLE ASSETS:
   Software and intangibles                                              14,267            13,772
   Less - Accumulated amortization                                       (3,954)           (3,186)
                                                                  -------------     -------------
                                                                         10,313            10,586
                                                                  -------------     -------------
OTHER  ASSETS                                                             1,046               909
LONG-TERM INVESTMENTS                                                     1,049             2,568
                                                                  -------------     -------------
      Total assets                                                $      69,528     $      68,551
                                                                  =============     =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable and accrued expenses                          $       6,136     $       5,551
DEFERRED INCOME TAX, net of current amount                                  809               809
                                                                  -------------     -------------
      Total liabilities                                                   6,945             6,360
                                                                  -------------     -------------
STOCKHOLDERS' EQUITY
   Common Stock, $0.01 par value, 20,000 shares authorized,
     12,376 and 12,328 shares issued respectively                           123               123
   Additional paid-in capital                                            50,109            49,844
   Treasury Stock, 211 shares, at cost                                   (2,491)             ---
   Unearned compensation                                                    (61)              (76)
   Retained Earnings                                                     14,883            12,272
   Foreign currency translation                                              20                28
                                                                  -------------     -------------
      Total stockholders' equity                                         62,583            62,191
                                                                  -------------     -------------
      Total liabilities and stockholders' equity                  $      69,528     $      68,551
                                                                  =============     =============

 The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                   (in thousands, except per share amounts)

                                              Three Months Ended               Six Months Ended
                                                   June 30,                         June 30,
                                          -------------------------        -------------------------
                                             1997           1996              1997           1996
                                          ----------     ----------        ----------     ----------
Revenues                                  $   15,444     $   13,168        $   28,559     $   24,101
Cost of network services                       8,614          7,147            16,022         13,373
                                          ----------     ----------        ----------     ----------
Gross profit                                   6,830          6,021            12,537         10,728
                                          ----------     ----------        ----------     ----------
Other operating expenses:
   Engineering & development                     827            691             1,613          1,380
   Selling, general & administrative           2,121          2,021             4,198          3,737
   Depreciation                                1,173          1,004             2,276          1,917
   Amortization of intangibles                   384            379               768            718
                                          ----------     ----------        ----------     ----------
Total other operating expenses                 4,505          4,095             8,855          7,752
                                          ----------     ----------        ----------     ----------

Income from operations                         2,325          1,926             3,682          2,976
Interest Income                                  432            450               841            850
                                          ----------     ----------        ----------     ----------
Income before provision for income taxes       2,757          2,376             4,523          3,826
Provision for income taxes                     1,148            903             1,912          1,454
                                          ----------     ----------        ----------     ----------
Net income                                $    1,609     $    1,473       $     2,611     $    2,372
                                          ==========     ==========        ==========     ==========
Net income per common and
    equivalent share                      $     0.13     $     0.12        $     0.21     $     0.19
                                          ==========     ==========        ==========     ==========
Weighted average common and
    equivalent shares outstanding             12,560         12,710            12,545         12,624
                                          ==========     ==========        ==========     ==========


 The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                (in thousands)

                                                                              Six Months
                                                                            Ended June 30,
                                                                          1997          1996
                                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income                                                           $     2,611   $     2,372
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                                            3,044         2,635
    Stock option compensation                                                   15            15
    Loss on disposals of equipment                                              55             7
  Changes in assets and liabilities:
      Accounts receivable                                                      134          (963)
      Other current assets                                                    (624)           32
      Other assets                                                            (137)          344
      Accounts payable and accrued expenses                                    585            25
                                                                       -----------   -----------
          Net cash provided by operating activities                          5,683         4,467
                                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment                                                  (5,534)       (4,665)
    Purchases of intangible assets                                            (495)       (1,465)
    Proceeds from disposal of equipment                                          -            13
    Repayment of note receivable                                                 -         3,600
    Maturities (purchases) of short-term investments                         1,972        (4,428)
    Maturities (purchases) of reverse repurchase agreements                  6,545        (4,705)
    Maturities (purchases) of long-term investments                          1,519        (3,475)
                                                                       -----------   -----------
          Net cash provided by (used in) investing activities                4,007       (15,125)
                                                                       -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from options and employee stock purchase plan                     265           615
    Purchases of treasury stock                                             (2,491)            -
    Repayment of equipment notes and capital leases                              -           (14)
                                                                       -----------   -----------
          Net cash (used in) provided by financing activities               (2,226)          601
                                                                       -----------   -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         23             -
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS                                                            7,487       (10,057)
CASH AND CASH EQUIVALENTS, beginning of period                               3,169        15,539
                                                                       -----------   -----------
CASH AND CASH EQUIVALENTS, end of period                               $    10,656   $     5,482
                                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Common Stock issued for 401k matching contribution                 $         -   $       161
    Cash paid for income taxes                                               1,800         1,512


The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------

   Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated on August 20, 1990, in the state of Delaware and is a nationwide communications network company specializing in transaction-oriented data services. The Company currently addresses four primary markets through its service offerings: (1) the domestic point-of-sale/point-of-service ("POS") transaction market through its TransXpress(R) network services, (2) the domestic telephone call billing validation and fraud control market through its CARD*TEL(R) telecommunications services, (3) international markets for the Company's products and services, and
(4) network service in support of the Financial Interface eXchange ("FIX") messaging protocol through its TNS FASTlink(R) Data Services.

   The consolidated financial statements include the accounts of Transaction Network Services, Inc. and Transaction Network Services Limited ("TNSL"). TNSL, formed in June 1996, is a majority-owned subsidiary located in Ireland. Significant intercompany accounts have been eliminated in consolidation.

   The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-
K. The results of operations for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

Financial Instruments

   The Company considers all securities purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company has not used derivatives.

   At June 30, 1997 and December 31, 1996, the Company's securities consisted primarily of money market mutual funds (classified as cash equivalents), U.S. government and government agency securities, investment grade corporate bonds, and overnight reverse repurchase agreements, all of which the Company has both the positive intent and ability to hold until maturity. These securities are reported at amortized cost.

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

2.  INCOME TAXES
----------------

   During 1997, the effective tax rate increased as a result of operating losses generated by TNSL's activities in Ireland. TNSL intends to provide POS network services in Ireland by the end of 1997. Failure to successfully implement these services in a timely manner may result in further adverse effects on future effective tax rates. The Company has not recorded a tax asset for these losses due to TNSL's brief operating history. If TNSL becomes profitable, TNSL may cause a reduction in the effective tax rate due to a lower effective tax rate in Ireland than in the United States. The anticipated annual effective income taxes for the six month period ended June 30, 1997 is based upon the anticipated annual effective income tax rate. This effective income tax rate differs from the Federal statutory rate as follows:


     Statutory Federal income tax rate                         35.0%
     Effect of graduated rate                                  (1.0)
     State income taxes, net of Federal benefit                 4.5
     Effect of TNSL losses                                      3.8
                                                               ----
     Anticipated effective income tax rate                     42.3%
                                                               ====


3.  EARNINGS PER SHARE
----------------------

   On March 3, 1997 the Financial Accounting Standards Board ("FASB") released Statement No. 128, "Earnings Per Share." Statement No. 128 requires dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. Statement No. 128 is effective for fiscal years ending after December 15, 1997 and, when adopted will require restatement of prior years' earnings per share.

   The Company anticipates that upon implementing Statement No. 128, diluted earnings per share will approximate previously reported primary earnings per share under the Company's current capital structure. Basic earnings per share under Statement No. 128 may be greater than amounts previously presented as primary earnings per share due to the exclusion of common stock equivalents (stock options) from shares outstanding. The pro-forma impact of Statement No. 128 on previously reported second quarter 1997 and 1996 earnings per share would be as shown below.

                                                             Quarter Ended           Six Months Ended
                                                                 June 30,                June 30,
                                                             1997        1996        1997        1996
                                                          ----------  ----------  ----------  ----------
     Weighted average shares outstanding
      (basic earnings per share)                          12,255,935  12,247,358  12,310,455  12,217,326
     Stock option equivalents                                304,087     462,448     304,087     405,125
                                                          ----------  ----------  ----------  ----------
     Weighted average shares and equivalents
      (diluted earnings per share)                        12,560,022  12,709,806  12,614,542  12,622,451
                                                          ----------  ----------  ----------  ----------
     Basic earnings per share                             $     0.13  $     0.12  $     0.21  $     0.19
     Diluted earnings per share                           $     0.13  $     0.12  $     0.21  $     0.19


4.  TREASURY STOCK PURCHASES
----------------------------

     In December, 1996 the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its issued and outstanding common stock, such purchases to be effected from time to time on the Nasdaq National Market and/or by block purchases, as determined by the officers of the Corporation. Purchased shares will be held in treasury for use in funding the Company's stock option program, or such other uses as the Board may approve. During the second quarter ending June 30, 1997, the Company purchased a total of 211,500 shares for approximately $2.5 million.



5.  RECENT AUTHORITATIVE PRONOUNCEMENTS
---------------------------------------

     In July, 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information." Statement No. 130 requires the Company to present an aggregate amount of "comprehensive income" and the components of "other comprehensive income" in its December 31, 1998 financial statements and/or notes thereto. The Company's only component of "other comprehensive income" consists of foreign currency translation adjustments and has not been material. Statement No. 131 will require the Company to disclose segment information using a "management approach" beginning with its December 31, 1998 financial statements.

Item 2.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL
-------

     The Company was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/Point-of-Service) transaction processing industry. Between August 1990 and May 1991, the Company was primarily engaged in raising capital from investors and in the initial development of its network. In June 1991 the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 6.4 million in the second quarter of 1997. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which provided customers in the telecommunications industry with telephone call fraud control and billing validation services. The Company is organized around its four primary markets/product offerings:

     (1) POS services include the Company's TransXpress(R) network services for the POS transaction processing industry.
     (2) Telecom services include FTI's CARD*TEL(R) telephone call billing validation and fraud control services and other services targeted primarily to the telecommunications industry.
     (3) International activities - In 1996, the Company began to recognize revenue from the sale of products and services in international markets. In Ireland, the Company has formed Transaction Network Services Limited ("TNSL") a majority-owned subsidiary to provide POS network services in Ireland. The Company continues to actively market its products and services to potential international customers.
     (4) In March 1997, the Company announced the formation of a new division - Financial Services Division and a new product line - TNS FASTLink(R) Data Services. This new line of services is currently being deployed and will offer network services in support of the Financial Interface eXchange ("FIX") messaging protocol between brokerage firms and financial institutions. TNS FASTLink(R) Data Services revenues will consist of a one-time installation fee and fixed monthly recurring revenues thereafter based on the number of connections. The TNS FASTLink(R) Data Services offering will require the Company to build and support a backbone network as well as acquire a significant amount of dedicated hardware. Current facilities are sufficient to house the additional required hardware. The Company does not expect to generate significant revenues from this new service during 1997.


FORWARD LOOKING STATEMENTS
--------------------------

     Statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report that are not descriptions of historical fact may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including but not limited to, the Company's reliance on a limited number of major suppliers and customers, dependence on market expansion, competition, technological change, the ability to develop new services, dependence on proprietary rights, changes in government regulation, seasonality and fluctuations in quarterly results.

RESULTS OF OPERATIONS
---------------------

REVENUES

     Total revenues increased by 17% to $15,444,000 for the three month period ended June 30, 1997 from $13,168,000 for the same period in 1996 and by 18% to $28,559,000 for the first six months of 1997 from $24,101,000 for the same period in 1996. Of the increase for the three and six month periods, 41% and 64%, respectively, was due to the increased usage of the TNS network by the Company's POS services customers and telecommunications service customers contributed 61% and 37%. International revenues and TNS FASTLink(R) Data Services revenues were relatively immaterial for all periods presented.

     POS services revenue increased by 10% to $10,518,000 from $9,582,000 for the three months ended June 30, 1997 versus the comparable period in 1996 and by 17% to $19,871,000 from $17,008,000 for the first six months of 1997 versus the same period in 1996. The growth in POS services revenue resulted primarily from an increase in transaction volume and associated revenue from the Company's existing POS customers. POS transaction volume increased by 21% to 584 million from 483 million transactions for the second quarter of 1997 versus 1996.

     The transaction volume growth rate exceeded the revenue growth rate primarily because the average revenue per transaction declined by approximately 12% for the three month period as compared to the same period in 1996. A number of the Company's largest customers reached predetermined levels of transaction volumes per month, qualifying these customers for volume discounts. Also, during 1996 the Company re-negotiated contracts with most of its largest customers. Several of these contracts call for a single flat rate basic price structure with increasing volume commitments during the life of the contract, rather than volume discounts which become effective only after certain volume thresholds are met. In exchange for extending the term of these contracts, the customers received significant price reductions. The majority of these customers benefited from the re-negotiated contracts during 1996; however, the remaining contracts took effect January 1, 1997. The full anticipated effect of the 1996 contract re-negotiations was reflected in the average revenue per POS transaction during the first quarter of 1997. Future average revenue per POS transaction will depend on the relative contribution to total transaction volume from each of the Company's sources of POS transactions. Increasing competition from other network service providers could also contribute to future declining prices per transaction.

     Telecommunications revenue increased by 41% to $4,766,000 from $3,387,000 for the three months ended June 30, 1997 and by 24% to $8,332,000 from $6,696,000 for the first six months of 1997 versus the same period in 1996. This revenue was generated primarily by fees charged on a per query basis to telecommunications customers for the Company's telephone call fraud control and billing validation services. The growth in revenue was due to growth in queries processed for the Company's telecommunications customers.

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


     As part of the Telecommunications Act of 1996 (the "1996 Act"), the Federal Communications Commission ("FCC") was authorized to mandate a payment scheme pursuant to which pay telephone operators are "fairly compensated" for all access code calls, debit card calls, subscriber 800 and other toll-free calls which originate on the pay phone service providers facilities but which are routed to telecommunications carriers other than those pre-subscribed by the telephone proprietor ("dial-around compensation"). In October 1996, an interim solution for "dial-around compensation" was announced by the FCC. Under the new regulations, pay telephone operators are to receive an increased fixed monthly fee of $45 per pay telephone from the long distance voice carriers which use these pay telephone facilities. While it is uncertain what impact the new rules will have on "dial-around" usage and therefore on demand for traditional TNS's Telecom services offerings, many industry observers believe that the use of "dial-around" services will continue to grow at the expense of the traditional pay telephone long distance services upon which the Company's customer base for fraud control and billing validation services relies. Recently, several Local Exchange Carriers ("LECS") have furthered this trend by introducing proprietary calling cards which utilize "dial-around" 800 access. Management believes that the success of "dial-around" services to date is related to both the method of compensation chosen for the interim solution, which does not directly tie the cost of "dial-around" compensation to the usage of "dial-around" services, and also to other market forces favoring the growth of these types of services. While there can be no assurance of the Company's success in new marketing efforts, the Company is currently pursuing several business opportunities from which it could take advantage of the continuing trend toward the use of "dial-around" services by providing fraud control and/or billing validation services to several potential vendors of "dial-around" services.

     International revenue was $114,000 in the second quarter of 1997 and $199,000 for the same period in 1996 and $299,000 for the first six month period of 1997 and $397,000 for the same period in 1996. The revenue primarily consisted of equipment and software sales. The Company currently has significant international activities in the United Kingdom ("UK"), Canada and Ireland. In the UK and Canada, the Company has entered into technology transfer arrangements whereby TNS provides POS equipment and software to its international customers through one-time sales, but also has agreements entitling it to receive recurring revenues in the form of software license fees, maintenance fees and royalties. These fees are based on the POS revenues generated by its international customers resulting from the use of the Company's POS technology. Management expects to begin to recognize royalty revenue under these arrangements in 1997. TNSL will provide POS network services in Ireland. TNSL is in a start-up phase and has not generated revenue to date. TNSL losses were approximately $224,000 during the second quarter of 1997. These losses are consolidated with the Company's operating results.

COST OF NETWORK SERVICES

     Cost of network services increased by 21% to $8,614,000 from $7,147,000 for the three months ended June 30, 1997 and by 20% to $16,022,000 from $13,373,000 for the first six months of 1997 versus the same period in 1996. This growth resulted primarily from increases in local access, "800" usage charges and charges for billing validation information resulting from increased transaction and query volume. Growth in cost of network services also resulted from costs associated with increases in network capacity purchased from outside vendors, from increases in other network capacity costs, and cost of goods sold related to certain equipment sales.

      The reduction in average revenue per transaction for POS network services was offset by several factors. The Company was able to continue to achieve economies of scale on its network as the growth in transaction and query volume and associated revenue was larger than the increase in recurring costs for network capacity and network management. In addition, the Company has consistently been able to negotiate better rates from its large vendors of network capacity and 800 services as its consumption of these services has increased. In August 1995, a reduction in the cost per minute of usage for local access charged by LECs went into effect by FCC mandate, effectively reducing the Company's variable cost per transaction. In July 1996, most of the major LECs modestly reduced the cost per minute rate charged for local access. However, several of the carriers substantially increased certain rate elements which had the effect of raising their effective per minute rate, more than offsetting the benefit of cost reductions from the other carriers. On May 7, 1997, the FCC, pursuant to the 1996 Act, adopted changes to the current system of interstate access charges. The Company has recently obtained impact statements from certain LEC's which have shown a decrease in access charges effective July 1, 1997. The final impact of Access Charge Reform on the Company's future network access costs is unknown but could have a material effect on the Company's current cost structure.

GROSS PROFIT

     Gross profit increased by 13% to $6,830,000 for the three months ended June 30, 1997 from $6,021,000 for the same period of 1996 and by 17% to $12,537,000 for the first six months of 1997 from $10,728,000 for the same period in 1996. This represents 44% and 45% of total revenues for the six month period of 1997 and 1996, respectively. The 1% decrease in gross profit as a percentage of total revenues reflects the fact that the reduction in average revenue per POS transaction over the periods was not fully offset by local access rate reductions and network efficiencies. The future level of the gross profit margin depends on a number of factors including total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the timing and extent of the Company's network expansion and the timing and extent of any network cost reductions of which the Company may be able to take advantage. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin because a significant portion of network costs are fixed costs, and maintaining the historical gross margin level depends in part on growth in transaction volume generating economies of scale. On May 7, 1997, the FCC, pursuant to the 1996 Act, adopted changes to the current system of interstate access charges. The final impact of Access Reform on the Company's future network costs is unknown but could have a material effect on the Company's gross profit margin.

ENGINEERING AND DEVELOPMENT

     Engineering and development expenses increased by 20% to $827,000 for the three months ended June 30, 1997 from $691,000 for the same period of 1996 and by 17% to $1,613,000 for first six months of 1997 from $1,380,000 for the same period of 1996. Engineering and development expense is composed of the salaries, personnel expenses and other expenses related to the Company's network equipment systems integration, software development and technology assessment activities. These expenses are incurred primarily to develop and enhance network software and systems, to develop specialized software and equipment for new customers, to conduct research and develop new service offerings, and to build, test, maintain and modify existing network software and systems. Engineering and development expenses increased as a result of the growth of the Company and the formation of TNSL in July 1996. Failure to successfully implement the Ireland POS services in a timely manner may result in increased engineering and development costs as a percentage of total revenue. The Company has not capitalized any costs associated with software or other development performed by its engineering and development groups. Future engineering and development costs may increase due to additional resource requirements associated with the introduction of new product services.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling, general and administrative expenses increased by 5% to $2,121,000 for the three months ended June 30, 1997 from $2,021,000 for the same period of 1996 and by 12% to $4,198,000 for the first six months of 1997 from $3,737,000 for the same period in 1996. Selling, general and administrative expenses include sales, marketing, finance, accounting and administrative costs. The increase in these expenses is attributable to growth of the Company and an increase in sales staff. Selling, general and administrative expenses also increased as a result of the formation of TNSL. Failure to successfully implement the Ireland POS services in a timely manner may result in increased selling, general and administrative costs as a percentage of total revenue.

DEPRECIATION

     Depreciation expense increased by 17% to $1,173,000 for the three months ended June 30, 1997 from $1,004,000 for the same period in 1996 and by 19% to $2,276,000 for the first six months of 1997 from $1,917,000 for the same period in 1996. Depreciation expense includes network and office equipment as well as leasehold improvements associated with the build-out of the Company's headquarters and network site facilities. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business.

AMORTIZATION OF INTANGIBLES

     The amortization of intangible assets was relatively unchanged for all periods presented. Amortization of all existing intangible assets is expected to be approximately $400,000 per quarter over the next several years.

INCOME TAXES

     Provision for income taxes was $1,912,000 for the first six months of 1997 and $1,454,000 for the same period in 1996. The effective tax rate has increased from 38% to 42% as a result of the Company's activities in Ireland. Continued losses experienced by TNSL may continue to increase the Company's future effective tax rate. The Company has not recorded a tax asset for these losses due to TNSL's brief operating history. If TNSL becomes profitable, TNSL may cause a reduction in the effective tax rate due to a lower effective tax rate in Ireland than in the United States.

NET INCOME AND EARNINGS PER SHARE

     Net income increased by 9% to $1,609,000 for the three months ended June 30, 1997 from $1,473,000 for the same period in 1996 and by 10% to $2,611,000 for the first six months of 1997 from $2,372,000 for the same period in 1996. Earnings per share grew to $0.13 from $.0.12 during the second quarter of 1997. The weighted average number of shares outstanding used to calculate earnings per share decreased to 12,560,000 from 12,710,000 during the second quarter of 1997 as compared to the same period in 1996. Shares outstanding decreased primarily because of the acquisition of 211,500 treasury shares during the second quarter of 1997 and a lower average stock price used in the Company's calculation of common equivalent shares under the treasury stock method in the second quarter of 1997, than in 1996.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The following table summarizes sources and uses of cash from the Company's Consolidated Statement of Cash Flows for the six month period ended June 30, 1997.

Cash & equivalents as of December 31, 1996                         $ 3,169,000
Net cash provided by operations               $ 5,683,000
Investing activities:
Purchases of equipment                         (5,534,000)
Maturities of investments                      10,036,000
Other investing activities                       (495,000)
                                              -----------
                                                4,007,000

Financing activities:
Purchases of treasury stock                    (2,491,000)
Other financing activities                        265,000
                                              -----------
                                               (2,226,000)

Effect of exchange rate changes on cash            23,000
Net increase in cash & equivalents                                 $ 7,487,000
                                                                   -----------
Cash & equivalents as of  June 30, 1997                            $10,656,000
                                                                   ===========


     At June 30, 1997, principal sources of liquidity were cash and cash equivalents of $10,656,000, short term investments of $13,728,000, reverse repurchase agreements of $5,021,000, and a bank line of credit of up to $1,000,000. The line of credit bears an interest rate of 2% above the prime rate of interest and has not been used in 1997.

     At June 30, 1997 the Company had long term commitments to purchase capital equipment in the amount of approximately $4.7 million over an 18 month period, of which $1.2 million is contingent upon the vendor meeting delivery in accordance with development milestones. Except for these arrangements, the Company does not have long-term supply contracts with these or any other of its vendors.

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

Item 1.     Legal Proceedings. - Not Applicable

Item 2.     Changes in Securities. - Not Applicable

Item 3.     Default Upon Senior Securities. - Not Applicable

Item 4.     Submission of Matters to a Vote of Security Holders.

            The Annual Meeting of Stockholders was held on April 22, 1997 at TNS Headquarters, 1939 Roland Clarke Place, Reston, Virginia 20191.

            The stockholders voted on the following matters as set forth in the proxy statement:

            1.  Election of Directors.  The stockholders voted to elect two
                ---------------------
            Class III directors, William N. Melton and Paolo L. Guidi, to three-year terms expiring at the annual meeting of stockholders in 2000. The voting tabulation for each nominee was as follows:

            William N. Melton - 10,285,824 votes in favor of election and 593,287 votes withheld.

            Paolo L. Guidi - 10,324,611 votes in favor of election and 554,500 votes withheld.

            The Company has a staggered board. In addition to the two Class III directors elected at the annual meeting of stockholders, the board has two Class I directors whose terms expire at the annual meeting in 1998: John S. McCarthy and Henry R. Nichols; and two Class II directors whose terms expires at the annual meeting in 1999: John J. McDonnell, Jr., and Jurgen Manchot.

            2.  Increase in the Common Stock Subject to the 1994 Stock Option
                -------------------------------------------------------------
            Plan. The stockholders approved an increase in the aggregate number of shares of Common Stock authorized for issuance under the Company's 1994 Stock Option Plan, as amended, from 600,000 to 1,800,000 shares. The voting tabulation was as follows: 7,286,661 votes in favor of the increase; 2,047,716 votes against the increase; 30,258 abstentions; and 1,514,476 votes withheld.

            3.   Ratification of Independent Accountants. The stockholders
                 ---------------------------------------
            ratified the selection of Arthur Andersen LLP as the Company's independent accountants for the current fiscal year. The voting tabulation was as follows: 10,874,001 votes in favor of the ratification; 2,750 votes against the ratification; 2,350 abstentions; and no votes withheld.

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



                                     Transaction Network Services, Inc.
                                     (Registrant)



Date: August 9, 1997                 By:   /s/ John J. McDonnell, Jr.
                                          -----------------------------
                                               John J. McDonnell, Jr.
                                               President and Chief
                                               Executive Officer



Date: August 9 , 1997                By:  /s/ Thaddeus Weed
                                         ----------------------------------
                                              Thaddeus Weed
                                              Chief Financial Officer
                                              (Principal Financial Officer)