Form 10-Q
period 1997-09-30
TRANSACTION NETWORK SERVICES INC
filed 1997-11-13
CIK 920231

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                                      FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1997

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

                     Shares Outstanding as of  November 10, 1997
                  12,231,811 Shares of Common Stock, $0.01 par value

PART I--FINANCIAL INFORMATION
Item 1. Financial Statements

                       TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                                  CONSOLIDATED BALANCE SHEETS
                                         (in thousands)

                                                  SEPTEMBER 30,          DECEMBER 31,
                                                       1997                  1996
                                                 ---------------         -----------
                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents..................       $10,271              $   3,169
  Short-term investments.....................        17,430                 27,266
  Accounts receivable, net of allowance
   for doubtful accounts of $650 and
   $598, respectively........................        10,365                  9,350
  Other current assets.......................         1,201                    617
                                                     ------                 ------
    Total current assets.....................        39,267                 40,402
                                                     ------                 ------
EQUIPMENT, at cost:
  Network equipment..........................        27,999                 21,472
  Office equipment...........................         4,601                  2,688
  Less--Accumulated depreciation.............       (13,406)               (10,074)
                                                     ------                 ------
                                                     19,194                 14,086
                                                     ------                 ------
INTANGIBLE ASSETS:
  Software and intangibles...................        13,864                 13,772
  Less--Accumulated amortization.............        (4,342)                (3,186)
                                                     ------                 ------
                                                      9,522                 10,586
                                                     ------                 ------
OTHER ASSETS.................................           857                    909
LONG-TERM INVESTMENTS........................         4,699                  2,568
                                                     ------                 ------
    Total assets.............................       $73,539                $68,551
                                                     ------                 ------
                                                     ------                 ------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses......        $7,499                 $5,551
DEFERRED INCOME TAX, net of current amount...           774                    809
                                                     ------                 ------
    Total liabilities........................         8,273                  6,360
                                                     ------                 ------
STOCKHOLDERS' EQUITY
  Common Stock, $0.01 par value, 20,000
   shares authorized, 12,441 and 12,328
   shares issued, respectively...............           124                    123
  Additional paid-in capital.................        50,602                 49,844
  Treasury Stock, 211 shares, at cost........        (2,491)                    --
  Unearned compensation......................           (54)                   (76)
  Retained Earnings..........................        17,139                 12,272
  Foreign currency translation...............           (54)                    28
                                                     ------                 ------
    Total stockholders' equity...............        65,266                 62,191
                                                     ------                 ------
    Total liabilities and stockholders'
     equity..................................       $73,539                $68,551
                                                     ------                 ------
                                                     ------                 ------

The accompanying notes are an integral part of these consolidated balance sheets.
                                       2

                    TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                        (in thousands, except per share amounts)

                                                                         THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                                        --------------------  --------------------
                                                                          1997       1996       1997       1996
                                                                        ---------  ---------  ---------  ---------
Revenues..............................................................  $  17,170  $  14,840  $  45,729  $  38,941
Cost of network services..............................................      9,540      8,166     25,562     21,539
                                                                        ---------  ---------  ---------  ---------
Gross profit..........................................................      7,630      6,674     20,167     17,402
                                                                        ---------  ---------  ---------  ---------
Other operating expenses:
  Engineering & development...........................................        921        642      2,534      2,022
  Selling, general & administrative...................................      1,998      1,913      6,196      5,650
  Depreciation........................................................      1,225      1,053      3,501      2,970
  Amortization of intangibles.........................................        388        382      1,156      1,100
                                                                        ---------  ---------  ---------  ---------
Total other operating expenses........................................      4,532      3,990     13,387     11,742
                                                                        ---------  ---------  ---------  ---------
Income from operations................................................      3,098      2,684      6,780      5,660
Interest income.......................................................        542        397      1,383      1,247
                                                                        ---------  ---------  ---------  ---------
Income before provision for income taxes..............................      3,640      3,081      8,163      6,907
Provision for income taxes............................................      1,384      1,214      3,296      2,668
                                                                        ---------  ---------  ---------  ---------
Net income............................................................  $   2,256  $   1,867  $   4,867  $   4,239
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Net income per common and equivalent share............................  $    0.18  $    0.15  $    0.39  $    0.34
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------
Weighted average common and equivalent shares outstanding.............     12,755     12,618     12,641     12,605
                                                                        ---------  ---------  ---------  ---------
                                                                        ---------  ---------  ---------  ---------

 The accompanying notes are an integral part of these consolidated statements.

                       TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                     (in thousands)

                                                                                                   NINE MONTHS
                                                                                               ENDED SEPTEMBER 30,
                                                                                               --------------------
                                                                                                 1997       1996
                                                                                               ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.................................................................................  $   4,867  $   4,239
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization............................................................      4,657      4,070
    Stock option compensation................................................................         22         22
    Loss on disposals of equipment...........................................................         55         16
    Deferred income taxes....................................................................        (35)        --
  Changes in assets and liabilities:
      Accounts receivable....................................................................     (1,015)    (2,425)
      Other current assets...................................................................       (584)        35
      Other assets...........................................................................         52        419
      Accounts payable and accrued expenses..................................................      1,948        618
                                                                                               ---------  ---------
        Net cash provided by operating activities............................................      9,967      6,994
                                                                                               ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment...................................................................     (8,664)    (5,148)
    Purchases of intangible assets...........................................................       (100)    (1,636)
    Proceeds from disposals of equipment.....................................................         --         33
    Collection of note receivable............................................................         --      3,600
    Maturities (purchases) of short-term investments.........................................      9,836    (14,840)
    Purchases of long-term investments.......................................................     (2,131)      (211)
                                                                                               ---------  ---------
      Net cash used in investing activities..................................................     (1,059)   (18,202)
                                                                                               ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from options and employee stock purchase plan...................................        759        570
    Purchases of treasury stock..............................................................     (2,491)        --
    Repayment of equipment notes and capital leases..........................................         --        (18)
                                                                                               ---------  ---------
      Net cash (used in) provided by financing activities....................................     (1,732)       552
                                                                                               ---------  ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH......................................................        (74)    --
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS.................................................................................      7,102    (10,656)
CASH AND CASH EQUIVALENTS, beginning of period...............................................      3,169     15,539
                                                                                               ---------  ---------
CASH AND CASH EQUIVALENTS, end of period.....................................................  $  10,271  $   4,883
                                                                                               ---------  ---------
                                                                                               ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Common Stock issued for 401k matching contribution.......................................  $      --  $     165
    Cash paid for income taxes...............................................................      3,231      2,250

 The accompanying notes are an integral part of these consolidated statements.

                   TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  SEPTEMBER 30, 1997
                                     (Unaudited)

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

               Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated on August 20, 1990, in the state of Delaware and is a nationwide communications network company specializing in transaction-oriented data services. The Company currently addresses four primary markets through its service offerings: (1) the domestic point-of-sale/point-of-service ("POS") transaction market through its TransXpress-Registered Trademark-network services, (2) the domestic telephone call billing validation and fraud control market through its CARD*TEL-Registered Trademark- telecommunications services,
(3) international markets for the Company's products and services, and (4) network service in support of the Financial Interface eXchange ("FIX") messaging protocol through its TNS FASTlink-Registered Trademark- Data Services.

               The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.


2.  TREASURY STOCK PURCHASES

               In December 1996, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its issued and outstanding common stock, such purchases to be effected from time to time on the Nasdaq National Market and/or by block purchases, as determined by the officers of the Company. Purchased shares will be held in treasury for use in funding the Company's stock option program, or such other uses as the Board may approve. During 1997, the Company purchased a total of 211,500 shares for approximately $2.5 million.

3.  OTHER INVESTMENTS

               In the third quarter of 1997, in connection with obtaining new customers for the Company's service offerings, the Company made certain strategic investments.

                The Company obtained a five year exclusive network data mover agreement and joint marketing agreement from a customer. The Company invested $2.0 million in this customer in the form of subordinated convertible debt. Interest is payable each August, beginning in August 1998. Alternatively, the customer may issue an additional note equal to the accrued interest on terms and with rights identical to the original $2.0 million note. At any time, the Company may convert all or any portion of the principal plus accrued interest into a minority interest in the customers' common stock. The customer may redeem up to 50% of the debt at any time up until August 1999 at a specified annual internal rate of return. The principal and any unpaid accrued interest matures in August 2005, and as a result, the investment is recorded as a long-term investment in the accompanying consolidated balance sheet.

               The Company obtained  agreements to provide
CARD*TEL-Registered Trademark-services for a five year period from a customer. The Company paid this customer $500,000 for a software license to use the customers' proprietary call monitoring and screening system and related databases along with an option (the "Option") to purchase a minority ownership interest in the customer. The Option is exercisable beginning in June 1998 and expires in June 2002. The customer may cancel a portion of the Option at an escalating call price. The Company is amortizing the cost of the software license over five years. The Company also loaned the customer $250,000 as a term loan (the "Term Loan") and $1.2 million under a secured revolving credit agreement (the "Revolver"). All amounts due under the Revolver were repaid with accrued interest in October 1997 when the Revolver was canceled. As a result, the Revolver is classified as a short-term investment in the accompanying consolidated balance sheet. The Term Loan is secured by certain collateral, interest is payable monthly, and principal payments are due in three annual payments on the next three loan anniversary dates.

               The Company also loaned a customer $500,000 under a secured term loan. Interest is payable monthly and principal is due no later than February 1998. As a result, this investment is recorded as a short-term investment in the accompanying consolidated balance sheet.

4.  ACQUISITION

               In October 1997, the Company acquired a majority interest in Pronoma Systems AB through its majority owned Irish subsidiary for an immaterial amount of cash in an acquisition to be accounted for as a purchase. Accordingly, the operating results of Pronoma will be included in the Company's operating results from the date of acquisition. The new company will be named Transaction Network Services AB and will operate as a TNS subsidiary located in Stockholm, Sweden.


RECENT AUTHORITATIVE PRONOUNCEMENTS

               On March 3, 1997 the Financial Accounting Standards Board ("FASB") released Statement No. 128, "Earnings Per Share." Statement No. 128 requires a dual presentation of basic and diluted earnings per share on the face of the income statement for all periods presented. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to Accounting Principles Bulletin No. 15. The Company has not presented fully diluted earnings per share as the difference between these amounts and primary earnings per share was not material. Statement No. 128 is effective for fiscal years ending after December 15, 1997 and, when adopted will require restatement of prior years' earnings per share.

               The Company anticipates that upon implementing Statement No. 128, diluted earnings per share will approximate previously reported primary earnings per share under the Company's current capital structure. Basic earnings per share under Statement No. 128 may be greater than amounts previously presented as primary earnings per share due to the exclusion of common stock equivalents (stock options) from shares outstanding. The pro-forma impact of Statement No. 128 on previously reported third quarter 1997 and 1996 earnings per share is shown below.


                                        Quarter Ended        Nine Months Ended
                                               September 30,              September 30,
                                            1997          1996           1997          1996
                                          ---------     ---------      ---------     ---------
Weighted average shares outstanding
 (basic earnings per share)...........    12,229,186    12,283,227     12,325,394     12,239,453
Stock option equivalents..............       525,671       334,873        315,320        365,908
                                          ----------    ----------     ----------     ----------

Weighted average shares and equivalents
 (diluted earnings per share).........    12,754,857    12,618,100     12,640,714     12,605,361
                                          ----------    ----------     ----------     ----------
                                          ----------    ----------     ----------     ----------

Basic earnings per share............. .      $0.18         $0.15          $0.39         $0.35
Diluted earnings per share............       $0.18         $0.15          $0.39         $0.34

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

6.  LINE OF CREDIT ARRANGEMENT

               In July 1997, the Company obtained a $5.0 million line of credit arrangement which expires in 1998. Outstanding borrowings accrue interest at the prime rate. The Company has had no borrowings under this facility.

Item 2.

                  TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

               The Company was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/Point-of-Service) transaction processing industry. In June 1991 the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 6.8 million in the third quarter of 1997. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which provides customers in the telecommunications industry with telephone call fraud control and billing validation services. In June 1996, the Company formed Transaction Network Services Limited ("TNSL"), a majority-owned subsidiary, to provide POS network services in Ireland. In October 1997, the Company acquired a majority interest in Pronoma Systems AB through TNSL. This company will be renamed Transaction Network Services AB ("TNSAB") and will operate as a TNS subsidiary located in Stockholm, Sweden.

The Company is organized around its four primary markets/product offerings:

     (1) POS services include the Company's domestic TransXpress-Registered Trademark-network services for the POS transaction processing industry.
     (2) Telecom services include FTI's CARD*TEL-Registered Trademark-domestic telephone call billing validation and fraud control services and other services targeted primarily to the telecommunications industry.
     (3) International activities - The Company continues to actively market its products and services to potential international customers through TNSL, TNSAB and its technology transfer arrangements.
     (4) TNS FASTLink-Registered Trademark-Data Services- This new line of services is currently being deployed and will initially offer domestic network services in support of the Financial Interface eXchange ("FIX") messaging protocol between brokerage firms and financial institutions. The Company does not expect to generate significant revenues from this new service during 1997.


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

RESULTS OF OPERATIONS

 Revenues

               Total revenues increased by 15.7% to $17,170,000 for the three month period ended September 30, 1997 from $14,840,000 for the same period in 1996 and by 17.4% to $45,729,000 for the first nine months of 1997 from $38,941,000 for the same period in 1996. Of the increase for the three and nine month periods, $1,285,000 and $4,148,000, respectively, was due to the increased usage of the TNS network by the Company's POS services customers and $1,971,000 and $3,606,000, respectively, was due to an increase in revenues from telecommunications service customers. International revenues declined to $200,000 from $1,205,000 from the comparable 1996 quarter, and to $498,000 from $1,603,000 for the comparable nine month periods. The decrease was mainly due to $1,100,000 of certain equipment sales completed in the third quarter of 1996. TNS FASTLink-Registered Trademark- Data Services revenues were relatively immaterial for all periods presented. TNS FASTLink-Registered Trademark-Data Services revenues will consist of a one-time installation fee and fixed monthly recurring revenues thereafter based on the number of connections.

               POS services revenue increased by 13.0% to $11,145,000 from $9,860,000 for the three months ended September 30, 1997 versus the comparable period in 1996 and by 15.4% to $31,016,000 from $26,868,000 for the first nine months of 1997 versus the same period in 1996. The growth in POS services revenue resulted primarily from an increase in transaction volume and associated revenue from the Company's existing POS customers. POS transaction volume increased by 19.9% to 626 million transactions for the third quarter of 1997 from 522 million transactions in the third quarter of 1996.

               The POS transaction volume growth rate exceeded the revenue growth rate for the comparable quarter primarily because the average revenue per POS transaction declined by approximately 10% for the comparable three month periods. During 1996, the Company re-negotiated contracts with most of its largest customers. Several of these contracts call for a single flat rate basic price structure with increasing volume commitments during the life of the contract, rather than volume discounts which become effective only after certain volume thresholds are met. In exchange for extending the term of these contracts, the customers received significant price reductions. The majority of these customers benefited from the re-negotiated contracts during 1996; however, the remaining contracts took effect January 1, 1997. The full anticipated effect of the 1996 contract re-negotiations was reflected in the average revenue per POS transaction during the first quarter of 1997. The decline in POS revenue per transaction has stabilized in 1997 and revenue per POS transaction has been relatively constant for all of 1997. Future average revenue per POS transaction will depend on the relative contribution to total transaction volume from each of the Company's sources of POS transactions and increasing competition.

               Telecommunications services revenue increased by 52.2% to $5,746,000 from $3,775,000 for the three months ended September 30, 1997 and by 34.4% to $14,076,000 from $10,470,000 for the first nine months of 1997 versus the same period in 1996. The growth in revenue was primarily due to growth in queries processed for the Company's telecommunications customers.

               Since its acquisition in 1994, the Company's Telecom Services Division has grown through the addition of new customers, increasing queries from existing customers, the acquisition of contract rights and other intangible assets, and the provision of new service offerings. The market for third party billing validation and fraud control services has been adversely affected by so-called "dial-around" and pre-paid calling card services which use 800 WATS services to route telephone calls originating from pay phones, hotel phones, or other public use telephones to long distance carriers other than those chosen by the telephone proprietor. These "dial-around" offerings effectively divert telephone calls away from the Company's traditional customer base for fraud control and billing validation services (primarily operator services providers and pay telephone providers) to other telecommunications companies with separate billing validation databases (in many cases MCI and AT&T). As a result, "dial-around" offerings may continue to have a negative impact on Telecom Services Division revenues.

As part of the Telecommunications Act of 1996 (the "1996 Act"), the Federal Communications Commission ("FCC") was authorized to mandate a payment scheme pursuant to which pay telephone operators are "fairly compensated" for all access code calls, debit card calls, subscriber 800 and other toll-free calls which originate on the pay phone service providers' facilities but which are routed to telecommunications carriers other than those pre-subscribed by the telephone proprietor ("dial-around compensation"). In October 1997, the FCC established a rate of $0.284 as the default per-call compensation rate for subscriber 800 and access code calls made from payphones during the next two years. After the first two years of per-call compensation, a payphone's market-based local coin rate adjusted for certain costs will become the default rate. While it is uncertain what impact the new rules will have on "dial-around" usage and therefore on demand for traditional TNS Telecom services offerings, many industry observers believe that the use of "dial-around" services will continue to grow at the expense of the traditional pay telephone long distance services upon which the Company's customer base for fraud control and billing validation services relies. Recently, several Local Exchange Carriers ("LECs") have furthered this trend by introducing proprietary calling cards which utilize "dial-around" 800 access. While there can be no assurance of the Company's success in new marketing efforts, the Company is currently pursuing several business opportunities from which it could take advantage of the continuing trend toward the use of "dial-around" services by providing fraud control and/or billing validation services to several potential vendors of "dial-around" services.

               International revenue was $200,000 in the third quarter of 1997 and $1,205,000 for the same period in 1996. International revenue was $498,000 for the first nine month period of 1997 and $1,603,000 for the same period in 1996. International revenue primarily consisted of royalties, equipment sales and software sales. The significant decline in International revenue was due to $1,100,000 of equipment sales in 1996 which did not occur in 1997. The Company currently has significant international activities in Ireland, Canada and the United Kingdom ("UK"). In Canada and the UK, the Company has entered into technology transfer arrangements whereby TNS provides POS equipment and software to its international customers through one-time sales, but also has agreements entitling it to receive recurring revenues in the form of royalties, software license fees, and maintenance fees.

               TNSL will provide POS network services in Ireland and will serve as a technology center for certain international activities. TNSL is in a start-up phase and has not generated significant revenue to date. TNSL losses were approximately $160,000 during the third quarter of 1997 and $600,000 for the nine months ended September 30, 1997. These losses are consolidated with the Company's operating results.

Cost of Network Services

               Cost of network services increased by 16.8% to $9,540,000 from $8,166,000 for the three months ended September 30, 1997 versus the same period in 1996, and by 18.7% to $25,562,000 from $21,539,000 for the first nine months of 1997 versus the same period in 1996. This growth resulted primarily from increases in usage charges and charges for billing validation information resulting from increased transaction and query volumes.

               On May 7, 1997, the FCC, pursuant to the 1996 Act, adopted changes to the current system of interstate access charges ("Access Charge Reform"). The first phase of the multi-phase process of Access Charge Reform was implemented on July 1, 1997. These changes resulted in a reduction in the variable component of certain of the Company's network costs. The remaining phases of Access Charge Reform are scheduled to go into effect during 1998. The final impact of Access Charge Reform on the Company's future network access costs is unknown but could have a material effect on the Company's current cost structure.

Gross Profit

               Gross profit represented approximately 44% of total revenues for the three and nine month periods of 1997 and approximately 45% for the same periods in 1996. The approximate 1% decrease in gross profit as a percentage of total revenues reflects the fact that the reduction in average revenue per POS transaction over the periods was not fully offset by local access rate reductions and network efficiencies. The future level of the gross profit margin depends on a number of factors including total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the timing and extent of the Company's network expansion and the timing and extent of any network cost reductions. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin because a significant portion of network costs are fixed costs. As a result, maintaining historical gross margin levels depends in part on growth in transaction volume generating economies of scale and on the impact of Access Charge Reform.

Engineering and Development

               Engineering and development expenses increased by 43.5% to $921,000 for the three months ended September 30, 1997 from $642,000 for the same period of 1996 and by 25.3% to $2,534,000 for first nine months of 1997 from $2,022,000 for the same period of 1996. Engineering and development expenses increased as a result of the growth of the Company. Engineering and development expense is composed of the salaries, personnel expenses and other expenses related to the Company's network equipment systems integration, software development and technology assessment activities. The Company has not capitalized any costs associated with software or other development performed by its engineering and development groups. Future engineering and development costs may increase due to additional resource requirements associated with the introduction of new services. The Company does not anticipate incurring material costs associated with its computer systems to accommodate the year 2000 issue.

Selling, General and Administrative

              Selling, general and administrative expenses increased by 4.4% to $1,998,000 for the three months ended September 30, 1997 from $1,913,000 for the same period of 1996 and by 9.7% to $6,196,000 for the first nine months of 1997 from $5,650,000 for the same period in 1996. Selling, general and administrative expenses include sales, marketing, finance, accounting and administrative costs. The increase in these expenses is attributable to growth of the Company.

Depreciation

               Depreciation expense increased by 16.3% to $1,225,000 for the three months ended September 30, 1997 from $1,053,000 for the same period in 1996 and by 17.9% to $3,501,000 for the first nine months of 1997 from $2,970,000 for the same period in 1996. Depreciation expense includes the depreciation of network and office equipment as well as leasehold improvements. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business.

Amortization of Intangibles

               The amortization of intangible assets was relatively unchanged for all periods presented. Amortization of all existing intangible assets is expected to be approximately $400,000 per quarter over the next several years.

Income Taxes

               The quarterly effective tax rate has decreased from 39.4% to 38.0% primarily as a result of a reduction in the losses related to the Company's activities in Ireland. The Company has not recorded a tax asset for these losses due to TNSL's brief operating history.

Net Income and Earnings Per Share

               Net income increased by 20.8% to $2,256,000 for the three months ended September 30, 1997 from $1,867,000 for the same period in 1996 and by 14.8% to $4,867,000 for the first nine months of 1997 from $4,239,000 from the same period in 1996. Earnings per share grew 20% to $0.18 during the third quarter of 1997 from $0.15 in the comparable 1996 quarter. The weighted average number of shares outstanding used to calculate earnings per share increased to 12,755,000 during the third quarter of 1997 from 12,618,000 in the same period in 1996. Shares outstanding increased primarily because of a higher average stock price and an increase in common stock equivalents used in the Company's calculation of common equivalent shares under the treasury stock method. This effect was partially offset by the Company's purchase of 211,500 shares of its common stock during the second quarter of 1997.

LIQUIDITY AND CAPITAL RESOURCES

               At September 30, 1997, principal sources of liquidity were cash and cash equivalents of $10,271,000, short term investments of $17,430,000 and a bank line of credit of up to $5,000,000. The line of credit bears interest at the prime rate and has not been used in 1997.

               Net cash provided by operating activities was $9,967,000 for the nine month period ended September 30, 1997 up from $6,994,000 for the comparable period in 1996. The increase is primarily from increases in net income and depreciation, a decrease in the rate of increase in accounts receivable, and an increase in accounts payable.

               Investing activities used $1,059,000 for the nine month period ended September 30, 1997 as compared to a use of $18,202,000 for the comparable period in 1996. The Company purchased $8,664,000 of equipment for the nine month period ended September 30, 1997, up from $5,148,000 for the comparable period in 1996. The increase was primarily due to the build-out of the TNS FASTLink-Registered Trademark-Data Services backbone network. Investing activities in 1996 included the receipt of $3,600,000 in proceeds from the maturity of a note receivable. Investing activities in 1997 included approximately $4,000,000 of investments made in certain customers. The remaining net difference between 1997 and 1996 results primarily from significant ($14,840,000) purchases of short-term investments and purchases of intangible assets of $1,636,000 in 1996. Short-term investments maturing in 1997 totaled $9,836,000.

               Financing activities used $1,732,000 for the nine month period ended September 30, 1997 as compared to $552,000 of cash provided for the same period in 1996. The Company purchased 211,500 shares of its common stock in 1997 for $2,491,000. Proceeds from the exercise of stock options and the employee stock purchase plan provided $759,000 in 1997 and $570,000 in 1996.

               At September 30, 1997 the Company had long-term commitments to purchase capital equipment in the amount of approximately $2.5 million over an 18 month period, of which approximately $1.2 million is contingent upon the vendor meeting delivery in accordance with development milestones. Except for these arrangements, the Company does not have long-term supply contracts with any of its vendors.

               The Company believes that its existing cash, investment balances, line of credit and cash flows generated by operations will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

                             PART II - OTHER INFORMATION


Item 1.  Legal Proceedings. -

         On October 28, 1997, the Company filed a formal complaint with the Federal Communications Commission (the "Commission") against AT&T Corp. ("AT&T"). The complaint alleges that AT&T, through the provision of common carrier services to its Transaction Access Services Group ("TAS Group") on terms and conditions more favorable than those listed in AT&T's tariffs, violates several provisions of the Communications Act of 1934 and the Commission's rules. TAS Group competes with the Company through its TransXpress-Registered Trademark-network services. The complaint seeks an order requiring AT&T to cease and desist from engaging in the contested conduct and money damages for lost business opportunities.


Item 2.  Changes in Securities. - Not Applicable

Item 3.  Default Upon Senior Securities. - Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders.- Not Applicable

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

                                             Transaction Network Services, Inc.
                                             (Registrant)

Date: November 10, 1997                 By:   /s/ John J. McDonnell, Jr.
                                            ---------------------------------
                                                  John J. McDonnell, Jr.
                                                  President and Chief
                                                  Executive Officer


Date: November 10, 1997                 By:    /s/ Thaddeus G. Weed
                                            ---------------------------------
                                                   Thaddeus G. Weed
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)