Form 10-K
period 1997-12-31
TRANSACTION NETWORK SERVICES INC
filed 1998-03-12
CIK 920231

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

COMMISSION FILE NO. 0-23856
                             ---------------------

                       TRANSACTION NETWORK SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

               DELAWARE                      54-1555332
     (State or other jurisdiction         (I.R.S. Employer
  of incorporation or organization)        Identification
                                              Number)

  1939 ROLAND CLARKE PLACE, RESTON,            20191
               VIRGINIA
   (Address of principal executive           (zip code)
               offices)

       Registrant's telephone number, including area code: (703) 453-8300

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

                                (Title of Class)

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Based on the closing price on February 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $179,169,466. The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 12,275,982 on February 16, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III, Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held on April 14, 1998.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

    Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/Point-of-Service) transaction processing industry. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which provides customers in the telecommunications industry with telephone call fraud control and billing validation services. In June 1996, the Company formed Transaction Network Services Limited ("TNSL"), a majority-owned subsidiary. TNSL provides POS network services in Ireland and serves as TNS' European technology and marketing center to support current and future European operations. In October 1997, through TNSL, the Company acquired a majority interest in Pronoma Systems AB. This company has been renamed Transaction Network Services TNS AB ("TNSAB") and operates as a TNS subsidiary located in Stockholm, Sweden.

    The Company currently operates four divisions: (1) The POS Division which includes the Company's TransXpress-Registered Trademark- network services for the POS transaction processing industry, (2) The Telecom Services Division ("TSD") which includes FTI's CARD*TEL-Registered Trademark- telephone call billing validation and fraud control services and other services targeting primarily the telecommunications industry, (3) The Financial Services Division ("FSD") which provides the TNS FastLink-Registered Trademark- Data Service in support of the Financial Information eXchange ("FIX") messaging protocol and other transaction oriented trading applications primarily to the financial services industry, and (4) The International Systems Division ("ISD") which markets the Company's products and services internationally.

    The majority of the Company's revenues are derived from the transmission of POS transactions (predominantly credit and debit card transactions) which are processed electronically by a small number of third party POS transaction processors. The Company's TransXpress-Registered Trademark- network services implement proprietary technology that provides a fast communications link between the merchant site and the transaction processor at a cost generally lower than current alternatives. The Company was the first provider of "950" service to third party POS transaction processors and currently provides "950" service in 165 local access transport areas ("LATAs"), which cover approximately 98% of the United States population. In June 1991, the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 7.1 million in the fourth quarter of 1997. The Company markets its TransXpress-Registered Trademark- network services directly to third party POS transaction processors, who in turn resell the Company's network services as a part of the processors' own services. Of the ten leading third party POS transaction processors in the nation, six (First Data Corporation, Electronic Payment Services, Inc., Alliance Data Systems, Paymentech Inc., National Data Corporation and American Express) purchase the Company's network services.

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

    The processing of a typical POS credit card transaction involves several parties: the consumer, the merchant, the merchant bank, the credit card issuing bank and, in most cases, a third party POS transaction processor. Historically, merchant banks processed almost all POS credit card transactions. As the market evolved, merchant banks reduced their discount rates (fees charged for completing credit card transactions) to attract additional merchants, and larger, more sophisticated merchants began to demand lower discount rates more aggressively. As competitive pressures further reduced discount rates, merchant banks were required to process a higher volume of transactions to operate profitably. Many merchant banks could not compete in this environment and contracted with third party POS transaction processors. The third party POS transaction processors maintain the large host computer processing capability and transaction volume necessary to process credit card transactions efficiently for merchant banks. Third party POS transaction processors have become the major provider of POS transaction processing services. The POS transaction processing industry has become highly concentrated, with ten third party processors accounting for a substantial majority of transaction volume.

    The electronic processing of POS credit card transactions requires the use of a communications network that links merchant POS terminals to transaction processing host computers. The need to link merchants and POS transaction processors has been met primarily by one of two alternatives: dedicated leased lines and dial-up services. Dedicated leased lines offer high speed data transmission, but involve significant fixed monthly charges, making them economically viable only in high-volume merchant locations such as department stores and supermarkets. As a result, a majority of electronically processed POS transactions are transmitted using dial-up services. Prior to the Company's entrance into this market, dial-up services included those offered by "800" service providers, including AT&T, Sprint and MCI, and by public data networks, including MCI (BT North America), SprintNet and Compuserve. While both of these traditional dial-up alternatives had certain attributes that were attractive to the transaction processing industry, neither was optimized for POS transaction data communications. The "800" service providers offered reverse call billing and wide geographic coverage, but such services could be slow and expensive on a per transaction basis. Public data networks were often faster and less expensive than "800" services, but were not as widely available as "800" services and did not offer reverse call billing, resulting in service charges to merchants in some areas. As the POS processing industry has become more sophisticated and competitive, both merchants and third party POS transaction processors have increasingly demanded faster service, lower cost and value-added features from their transaction automation systems and network services suppliers.

    In response to the growth of the POS transaction processing market, the Company developed the TNS network, a data communications network designed specifically to provide high speed, low cost, reliable and widely accessible network transmission services for POS transaction processing. The Company's TransXpress-Registered Trademark- network services include the reverse call billing and wide geographic coverage of traditional "800" services, while delivering transactions at speeds and levels of reliability that are often greater than public data networks and at a cost per transaction that typically is lower than these traditional alternatives. The Company offers these benefits primarily through "950" dial access service with proprietary network routing technology that provides faster call connection and more efficient network utilization than previous dial-up alternatives. In addition, the proprietary TNS network software provides the Company's customers with dynamic rerouting and several value-added features such as real-time call tracking and trouble shooting.

TELECOM SERVICES BACKGROUND

    Following the divestiture by AT&T of the regional Bell operating companies and the advent of tariffed "equal access" to the local telephone exchange facilities during the 1980's, the telecommunications ("Telecom") industry became open to growing competition among numerous market entrants, including interexchange carriers, operator service providers and pay telephone operators. In providing their telecommunications services to consumers, these companies connected increasing volumes of "0+" calls, or calls which were being billed to accounts other than the originating phone, such as commercial credit cards, telephone company calling cards and the billable line numbers used for third party or collect calls. To process these calls without incurring a significant exposure to fraud and uncollectible accounts, the need developed among the numerous competitors in the telecommunications marketplace for real-time validation and fraud control screening services.

    Real-time validation databases contain information regarding the status of telephone accounts that allow carriers connecting "0+" calls to validate the current status of the billed account. These databases are known as Line Information Databases, or "LIDBs," and are maintained by local exchange carriers and other telecommunications companies with direct end-user telephone account information. Each LIDB can be accessed directly by telecommunications carriers through specialized data communications network connections, however, the cost of connecting to all of the databases, which is necessary to obtain the full benefit of such databases, is prohibitive for smaller companies. As a result, gateway providers have evolved to access LIDBs economically by aggregating LIDB traffic from many smaller carriers. Positive validation from one or more LIDBs, however, does not guarantee a collectible bill. Consequently, fraud control services that supplement LIDB access have been developed.

    In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI"), a provider of telephone call billing validation and fraud control services to the telecommunications industry through its CARD*TEL-Registered Trademark-service offering. The Company's Telecom Services Division now offers the CARD*TEL-Registered Trademark- service, which provides the telecommunications customer with an integrated service that combines real-time access to LIDB validation information along with the Company's proprietary fraud control technology and databases. This sophisticated fraud control system assists customers in the detection of fraudulent or unbillable calls.

FINANCIAL SERVICES BACKGROUND

    The TNS Financial Services Division was created to serve the data communications needs of the financial services industry. As a leading provider of transaction-oriented data transport services to POS and telecommunications customers in the US and abroad, TNS has leveraged its transaction transport expertise to develop the first secure, independent, Internet Protocol ("IP") Extranet service for Financial Information eXchange ("FIX") message transport. The result is a high-performance, cost effective data transport solution that is made to order for investment institutions and brokerages.

INTERNATIONAL SERVICES BACKGROUND

    The technology developed by the Company to serve the customers of the POS, Telecom Services, and Financial Services Divisions has direct applicability around the world. The International Systems Division was formed to introduce the products and services from the Company's domestic operating divisions to the international marketplace. In the United Kingdom and Canada, the Company has entered into technology transfer arrangements whereby TNS provides POS network equipment and software to its international customers and receives royalty payments based upon transaction volumes. In Ireland, the Company formed TNSL which provides POS network services in Ireland. TNSL serves as the TNS' European technology and marketing center to support TNS' current and future European operations. In October 1997, the Company, through TNSL, acquired a majority interest in an electronic commerce company named Pronoma Systems AB ("Pronoma"). Pronoma changed its name to Transaction Network Services TNS AB ("TNSAB") and serves as TNS' hub for providing transaction transport services throughout the Scandinavian countries.

TNS STRATEGY

    The Company's objective is to enhance its position as a leading provider of transaction-oriented data services. The Company's future growth and profitability will depend, in part, upon the further expansion of the POS transaction network services market, the telecommunications services market, and the financial services market, as well as the emergence of other markets for electronic transaction network services including the ability to provide existing services internationally. Further market expansion is dependent upon, in part, the continued growth in the number of transactions and the continued automation of traditional paper-based processing systems. There can be no assurance that markets for the Company's network and telecommunications services will continue to expand and develop or that the Company will be successful in its efforts to penetrate new markets.

    The specific elements of the Company's strategy include the following:

    INCREASE NETWORK USAGE

    While the Company expects to benefit from the overall growth of the electronic transaction processing market, the Company has implemented certain programs designed to enhance network usage. The Company intends to increase TNS network usage by encouraging existing customers to connect additional POS terminals to its network and by attracting new customers. Historically, a number of the Company's largest customers entered into two- to five-year contracts that specify tiered pricing schedules and/or minimum revenue commitments which lower the customer's effective per transaction price at certain transaction volume levels. This approach provided an incentive for these customers to add POS terminals to the Company's network in order to realize the most favorable pricing terms. In 1996, the Company re-negotiated a number of these contracts which now provide for a flat-rate price structure in return for increasing volume commitments during the life of the contract, as opposed to volume price discounts which became effective only after certain volume thresholds were met. Additionally, in order to maintain a high level of network utilization, the Company works closely with its existing customers to identify opportunities for further network expansion.

    MAINTAIN TECHNICAL LEADERSHIP

    The Company's network has been specifically designed to address transaction processing applications, and the Company's management, technical and sales personnel have been assembled for their experience in this industry. The Company intends to maintain the technical leadership it has established by continuing to enhance network performance and respond to customer needs. The Company's proprietary network software provides customers with many value-added features, including multiple network protocol and message format support and conversion as well as real-time call tracking. The Company has developed a line of Signaling System No. 7 ("SS7") services that can provide fast, cost-efficient access to LIDBs as well as connectivity for call processing. The Company has ongoing development programs to support new technologies to enhance local access, such as support for higher speed modem rates.

    EXPAND TRANSACTION PROCESSING SERVICES

    The Company has ongoing programs to develop new services for transaction processing markets. Among these services are the following:

    TELEPHONE CALL BILLING VALIDATION AND FRAUD CONTROL. The Company provides telephone call billing validation and fraud control services for the telecommunications industry through its CARD*TEL-Registered Trademark-telecommunications services. TNS has strengthened the competitive position of its CARD*TEL-Registered Trademark- telecommunications services by replacing FTI's former network service providers with TNS's SS7 network capability, which leverages key elements of the Company's backbone network.

    FINANCIAL SERVICES. In response to the developing demand within the financial services industry for a reliable, secure network solution for the electronic exchange of trading information between brokerage firms, financial institutions and the securities markets, in 1997 the Company began offering its TNS FastLink-Registered Trademark- Data Service. This new line of services offers a secure private Extranet for the electronic communication of indications of interest, orders, and execution reports which are normally phoned between traders or transmitted via proprietary systems. The Company made capital expenditures of approximately $2.0 million through December 31, 1997 while building this secure TCP/IP Extranet network which is operated and maintained by the Company. The Company intends to leverage this investment by offering additional transaction processing services which will utilize this network.

    LECONNECT-SM- DATA SERVICE. The Company provides interexchange carriers ("IXC's") and information service providers a fast, reliable digital message transport of billing and collection information to and from Local Exchange Carrier ("LEC") data centers over the Company's secure IP data network. The LEConnect-SM- Data Service replaces the current system which previously required the numerous IXC's and information service providers to send billing data via magnetic data tapes to the LECs. The LEC then processes the IXC's billing data and includes the service providers' charges on the LEC bill to the appropriate consumer for collection. The LEConnect-SM- Data Service minimizes the data transmission errors and time lags associated with the current approach.

    LOCAL NUMBER PORTABILITY SERVICE. The Federal Communications Commission ("FCC") adopted an order in June 1996, which required incumbent local exchange carriers in the one hundred largest markets to implement permanent local number portability ("LNP"). As a result of LNP, consumers will be able to switch local service providers without changing their phone numbers. The deployment of LNP is to be completed in several phases by December 31, 1998. Due to LNP, telecommunications providers need access to the information resident in the regional number portability administration centers ("NPAC's") in order to accurately process and bill for calls to numbers that have been ported to an alternative carrier. The Company has combined its expertise in dedicated data transmission and SS7 networking with its own proprietary network architecture and in-house software engineering to design what the Company believes to be a dependable LNP solution. The Company acts as an independent transport service provider for both wireline and wireless carriers and offers connectivity to the NPACs as well as providing the information necessary for call completion and billing to complement its fraud control and other telecommunications services.

    DIAL AROUND COMPENSATION SERVICE. As part of the Telecommunications Act of 1996 (the "1996 Act"), the FCC was authorized to mandate a payment scheme pursuant to which pay telephone operators are "fairly compensated" for all access code calls, debit card calls, subscriber 800 and other toll-free calls which originate on the pay phone service providers' facilities, but which are routed to telecommunications carriers other than those pre-subscribed by the telephone proprietor ("dial-around compensation"). In October 1997, the FCC established a rate of $0.284 per call as the default per-call compensation rate for subscriber 800 and access code calls made from payphones during the next two years. After the first two years of per-call compensation, a payphone's market-based local coin rate, as adjusted for certain costs, will become the default rate. While it is uncertain what impact the new rules will have on "dial-around" usage and therefore on demand for traditional TNS telecommunications service offerings, many industry observers believe that the use of "dial-around" services will continue to grow at the expense of the traditional pay telephone long distance services upon which the Company's customer base for fraud control and billing validation services relies. Recently, several Local Exchange Carriers ("LECs") have furthered this trend by introducing proprietary calling cards which utilize "dial-around" 800 access.

    The Company is developing a dial-around compensation ("DAC") service offering for both the payphone owners and carriers. As a result of DAC, the payphone owner will require an accurate accounting of all calls eligible for the per call compensation of $0.284 per call. Carriers will want to ensure that the $0.284 per call payment is made only for calls that require this payment. In certain instances both the payphone owner and carrier may wish to outsource this data collection process. The Company's DAC service is intended to provide auditing, call tracking and other services to both payphone owners and carriers associated with the per call compensation mandate. While there can be no assurance of the Company's success in new marketing efforts, the Company believes that this new service will take advantage of the continuing trend toward the use of "dial-around" services and provide its customer base with a desirable service.

    ELECTRONIC BENEFITS TRANSFER PROGRAMS. The application of the Company's network services to electronic benefits transfer ("EBT") programs, including food stamps and Aid to Families with Dependent Children, provides another growth opportunity for the Company. A significant number of the Company's current EBT transactions are provided to Deluxe Data Systems which services programs in multiple states. Several other states are in the process of awarding contracts for similar EBT programs.

    HEALTHCARE PROCESSING. The Company believes that healthcare processing presents another significant opportunity for its future growth. The Company currently provides network services for healthcare eligibility verification and intends to provide network services to customers involved in the healthcare eligibility, payment, and claims processing industry. While this application currently accounts for a small percentage of the Company's transaction volume, the Company believes that the potential market is large and intends to actively market its services to healthcare transaction processors.

    INTERNATIONAL EXPANSION. The Company continues to seek new international markets through joint ventures, technology transfers, licensing arrangements, and the establishment of subsidiaries. The Company has completed agreements to provide its technology and network design in Canada, the United Kingdom, Ireland and Sweden. The agreements in Canada and the United Kingdom produce a recurring revenue stream for the Company based on per transaction royalties. The Company's majority-owned subsidiaries in Ireland (TNSL) and Sweden (TNSAB), provide transaction processing and other services. The Company is currently negotiating to provide its proprietary network technology for use in other markets including Europe, South America, Mexico, and other regions. There can be no assurance that these efforts will be successful.

    OTHER RELATED MARKETS. The Company currently provides network services to customers in other emerging transaction processing markets, such as home banking, secure credit card transactions over the Internet, and other telecommunications database services which leverage the Company's network, industry relationships and expertise.

TNS SERVICES

    The Company's network services are designed specifically for the transmission of transaction data. The Company's primary services are offered through its TransXpress-Registered Trademark- network services, which are currently used predominantly for POS credit card authorizations. The Company also provides other data transmission services, primarily for the telecommunications industry. The Company's continued success will depend on its ability to enhance its existing TransXpress-Registered Trademark-, CARD*TEL-Registered Trademark-, and FastLink-Registered Trademark- Data Service and to develop and introduce, on a timely and cost-effective basis, new services that keep pace with technological developments and address increasingly sophisticated customer requirements. There can be no assurance that the Company will be successful in identifying, developing and marketing service enhancements or new services that respond to technological change, that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of service enhancements or new services, or that its service enhancements and new services will adequately meet the requirements of the marketplace and achieve market acceptance.

    TRANSXPRESS-REGISTERED TRADEMARK- NETWORK SERVICES

    The Company's TransXpress-Registered Trademark- network services utilize "950" service obtained from local exchange carriers and supplemental "800" service obtained from interexchange carriers to provide access to its network. The Company was the first provider of "950" service to third party transaction processors and currently provides "950" service in 165 LATAs, which cover approximately 98% of the United States population. The Company contracts with multiple interexchange carriers to provide "800" access to supplement its "950" service. Of the ten leading third party POS transaction processors in the United States, six purchase the TransXpress-Registered Trademark- network services. TransXpress-Registered Trademark- network services offer several advantages resulting from the proprietary technology and architecture of the TNS network. TransXpress-Registered Trademark- and related network services for the POS industry accounted for approximately 67% of the Company's total revenue in 1997.

    CARD*TEL-REGISTERED TRADEMARK- TELECOMMUNICATIONS SERVICES

    The Company's CARD*TEL-Registered Trademark- telecommunications services utilize proprietary fraud control technology and database access to provide real-time telephone call billing validation and fraud control services to the telecommunications industry. The Company's customers for these services include long distance telephone companies, operator services providers, information services providers and private pay telephone companies. By providing access to both negative and positive files maintained on databases throughout the country, CARD*TEL-Registered Trademark- telecommunications services can help telecommunications customers determine whether telephone company calling cards, bank credit cards, travel and entertainment cards and telephone company line numbers are likely to constitute valid accounts and billable line numbers. Fraud control services involve the use of various databases, algorithms and computer modeling techniques to detect fraud based on transaction irregularities and predetermined parameters. Customers of CARD*TEL-Registered Trademark-telecommunications services also benefit from the advanced fraud control technology and database management that distinguishes
CARD*TEL-Registered Trademark- telecommunications services from its competitors. The Company has introduced various new services which complement its traditional CARD*TEL-Registered Trademark- telecommunications services including LNP Services, LEConnenct Data Services and Dial Around Compensation Services. CARD*TEL-Registered Trademark- telecommunications services represented approximately 31% of the Company's total revenue in 1997.

    FASTLINK-REGISTERED TRADEMARK- DATA SERVICE

    In March 1997, the Company announced a new product line--the TNS FastLink-Registered Trademark- Data Service. This new service line offers a secure private Extranet for transacting securities trading orders and associated data electronically between brokerage firms and financial institutions. This network routes Financial Information Exchange ("FIX") protocol messaging over a secure TCP/IP network developed, operated, and maintained by the Company. FIX is an open communication messaging protocol that enables a high-speed electronic exchange of trading information in a common language between brokerage firms, financial institutions, and securities markets. The FIX protocol facilitates the electronic communication of indications of interest, orders, and execution reports which are normally exchanged by telephone between traders or transmitted via proprietary systems.

    SIGNALING SYSTEM 7 ("SS7") NETWORK SERVICES

    The Company has developed a line of SS7 services that provide smaller telecommunications companies, including local exchange carriers ("LECs"), with an affordable alternative to costly network enhancements. The Company's SS7 network is a special purpose, packet-switched data network designed to provide call processing information that can support a variety of applications, including number translation, billing verification, calling number identification, call set-up information, busy/idle station status, maintenance, and control information. An SS7 system, unlike conventional telephone switching that transmits call processing information via normal voice trunk circuits using traditional "in-band" multifrequency ("MF") signaling, is an "out-of-band" digital signaling protocol that carries information over data links separate from the voice trunk network. By storing information such as call routing data, billing information and technical system data and controls, an SS7 network allows call set-up and routing to be accomplished by way of independent voice circuits, thus enabling a faster, more efficient transmission of telecommunications signaling.

    VIRTUAL PRIVATE LINE NETWORK

    As an alternative to leased lines, the Company offers a service known as Virtual Private Line Network ("VPLN"). The Company's VPLN service provides host-to-host computer communications through its backbone data communications network at speeds comparable to a traditional leased line connection and with value-added advantages of increased reliability, lower cost and greater host flexibility. Customers of the Company are currently using the VPLN service to function as the gateway connection for transaction information transmitted between their merchant customers involved in electronic commerce over the Internet and third party POS transaction processors/ financial institutions.

TNS NETWORK

    The TNS network is designed specifically for the requirements of the transaction processing industry to provide fast call connection times, a high level of system redundancy, dynamic rerouting, wide geographic coverage and value-added features, at a low cost per transaction. While the TNS network was originally designed for POS transaction processing, the TNS network serves as the infrastructure for the Company's expansion into new transaction processing markets including its telecommunications and financial services. The TNS network consists primarily of the Company's hardware and software located at various sites, or points-of-presence ("POPs"), around the United States and leased digital transmission circuits which interconnect the Company's service areas.

    During 1997, the Company established an additional network infrastructure in support of the Financial Services Division. The new Financial Services Network ("FSN") infrastructure is Internet Protocol ("IP") based and leverages the Company's existing POPs and operational structure. The FSN infrastructure consists of hardware and software located at various sites around the United States and leased digital transmission circuits which interconnect the Company's service areas. The Company has designed, implemented, and now operates the FSN infrastructure.

    The Company has recently significantly expanded its backbone and access network capacity in order to ensure adequate capacity and an appropriate network architecture for expected increases in network traffic from current and new markets. In addition, in 1997, the Company made capital expenditures of over $3.0 million in network equipment in connection with the TNS Financial Services Network and the implementation of its own on-network "800" access service. The Company expects to make further significant capital expenditures in these areas in 1998.

    During 1998, the Company plans to implement it's own on-network "800" access service and to continue to expand its SS7 capabilities. The installation costs of "800" service are significantly more expensive compared to

"950" installation costs. However, the Company's own on-network "800" service will reduce the recurring cost of providing "800" access service and provide the Company greater control of the service while reducing the Company's reliance upon third party service providers. The per minute charges from third party service providers are significantly greater than those expected to be incurred by the Company's own "800" access service. Additionally, management believes that the Company's own on-network "800" access service reduces a barrier to entry in obtaining additional transaction volumes from the Company's existing customers and from new customers by facilitating the customers conversion from another service provider to the Company. Generally, when a POS terminal is reprogrammed it requires physical changes to be made at the terminal location. An "800" terminal, once the Company's own on-network "800" service is available, may be switched to the TNS service utilizing "800" portability at no virtually cost to the customer.

    The Company considers the availability of its own on-network "800" access service necessary to continue to increase transaction volumes on its network. The costs of establishing an on-network "800" access service will negatively impact gross margins until the installation costs are offset by an increase in transaction volumes. After a certain transaction volume level, the Company believes that gross margins will increase due to a significantly lower variable cost per transaction from the Company's own on-network "800" access service versus the variable cost per transaction charged by third party service providers. The ultimate impact on gross margins will primarily depend upon the timing of the roll-out of the Company's own on-network "800" access service, competitive pricing pressures, and transaction volumes. The Company's own on-network "800" access service also is expected to provide the Company with an opportunity to be more competitive on pricing new business due to the lower variable cost per transaction. These additions to the TNS family of network offerings will require both non-recurring installation costs and recurring network costs which will increase the cost of network services in 1998. The new services offered by the Telecom Services Division (including LNP, LEConnect-SM-, and DAC) will also result in additional network costs. The Company believes that the gross margin percentage on new service offerings may be greater than those on traditional TSD and POS services. The impact on 1998 and future gross margins will be largely dependent upon the Company's ability to successfully market these additional services. In 1998, the Company also expects to continue to monitor and expand its backbone and access network capacity as required to handle traffic growth from existing customers and new services.

    NETWORK ARCHITECTURE

    The Company has configured the network's major equipment components with fully redundant hardware subsystems and/or complete backup systems in order to eliminate any single point-of-failure in the network. The Company's newly established FSN infrastructure has been designed and implemented with a high level of system redundancy, dynamic routing, and sophisticated engineering techniques to support the financial services industry. This has been accomplished to date with commercially available hardware and software. The main equipment components which comprise the Company's FSN infrastructure include IP router hardware and software, and UNIX hosts. The Company expects to invest and grow the new Financial Services IP infrastructure as the existing services generate revenue and new services are added.

    The main equipment components which comprise the Company's network are as follows:

    - Company-developed Automatic Call Distributors ("ACDs") which efficiently route incoming calls from the local exchange carriers in certain geographic areas served by the Company's network to available ports on the Company's network access controllers;

    - Network Access Controllers ("NACs") which convert the format of incoming calls into the X.25 data format used on the Company's backbone data communications network by its POS services customers;

    - Signal Transfer Points ("STPs") which are packet switches that provide routing and screening functions used for SS7 packet switching;

    - Company-developed network interface processors ("NIPs") which connect the Company's network to the customer's host computer. The NIPs provide many of the value-added features offered by the Company to its POS customers and are specifically designed to satisfy each customer's unique data communications requirements;

    - Security access routers deployed at customer subscriber sites which use sophisticated encryption and authorization technology to control access to the Company's TCP/IP network;

    - Company-developed PC-based computer systems which are used for network control and administration;

    - Company-developed micro-STPs ("mSTPs") which serve as SS7 link concentrators.

    The X.25 and SS7 packet switching devices together with leased digital transmission lines and circuit management equipment form the backbone data communications network which the Company utilizes for X.25 and SS7 packet switching. This backbone network provides circuit redundancy, automatic circuit reconnection, dynamic rerouting and several levels of traffic priority.

    The Company houses its ACDs, NACs, integrated packet-circuit switches and TCP/IP routers in over 40 point-of-presence facilities ("POPs") located throughout the U.S. These facilities are either owned and maintained by the Company's several telecommunications circuit providers or are leased. The facilities provide environments comparable to public telephone company facilities, with battery back-up and emergency generator power systems. The Company coordinates the physical routing of circuits with its digital telecommunications circuit suppliers in order to ensure diverse paths for its network and thereby increase network reliability. Company personnel work with interexchange carriers and local exchange carriers to order and coordinate the acquisition of leased digital transmission circuits and local access service.

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

    NETWORK ENGINEERING AND DEVELOPMENT

    The Company's network incorporates several proprietary features which address the particular needs of its markets and distinguish its services and performance from its competitors. Value-added features provided by the Company include:

    - Multiple network protocol and message format support and conversion, which makes costly POS terminal and customer host computer re-programming, network enhancements and software upgrades unnecessary;

    - Real-time call tracking, which allows for fast resolution of host, terminal or network problems and which facilitates proactive Company input and suggestions for the overall improvement of customers' systems;

    - Secure, independent IP service for Financial Information eXchange ("FIX") message transport, which provides a high-performance, cost-effective data transport solution for brokerage firms and financial institutions;

    - Telecommunications and processing expertise to assist customers in solving networking and processing issues.

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

    The Company acts as a systems integrator by incorporating off-the-shelf components and the Company's internally developed software applications into an industrial grade PC chassis. The Company's systems development department developed the NAC, ACD, NIP, a message switch, the real-time accounting collector, the network management system and the mSTP, which are deployed in the network.

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

    Certain key components used in the Company's network are currently available only from limited sources. Except for long-term commitments to purchase capital equipment in the amount of approximately $3.8 million over a 12 month period of which $710,000 is dependent upon certain development milestones, the Company does not have long-term supply contracts and purchases this network equipment on a purchase order basis. The inability to obtain sufficient quantities of limited source equipment as required, or to develop alternative sources as required in the future, could result in delays or reductions in the Company's development and deployment of network equipment. This may adversely affect the Company's business, operating results and financial condition.

CUSTOMERS

    The Company's major customers are primarily third party POS transaction processors. Other customers include regional debit card processors, healthcare eligibility processors, electronic benefits transfer processors, ATM transaction processors, long distance telephone companies, operator services providers, information services providers, private pay telephone companies, financial institutions, and brokerage firms.

    Sales to First Data Corporation, Alliance Data Systems, Paymentech, Inc., Electronic Payment Systems, Inc., and National Data Corporation accounted for approximately 19%, 8%, 8%, 8% and 5%, respectively, of the Company's total revenues for the year ended December 31, 1997. All of the Company's major customers use other network service providers for some portion of their total transaction processing traffic. The Company has multi-year contracts with minimum monthly commitments from all five of its largest customers, which contracts expire between July 2000 and December 2000. The loss of any of these customers would have a material adverse impact on the Company. There can be no assurance that these contracts will be renewed.

    Customers for the Company's current telecommunications services include long-distance telephone carriers, operator services providers, information services providers and private pay telephone companies. Management believes it has substantially obtained the current available transaction volume from existing customers. As a result, revenue growth will be dependent on the ability to add new customers, transaction growth from existing customers through their intrinsic growth and acquisitions, overall market growth and the ability to develop new services.

    Certain of the Company's telecommunications services customers have long term contracts while others have extended beyond their contract term or do not have long term contracts. Many of the Company's telecommunications services customers are small and have limited resources. Accordingly, revenues from these customers are subject to a higher degree of credit risk than is the case for the Company's POS services customers. Management believes the Company is adequately reserved for the credit risk associated with this customer base.

SALES AND MARKETING

    POS SERVICES

    The Company markets its TransXpress-Registered Trademark- network services through its POS Services Division directly to third party POS transaction processors, who in turn resell the Company's TransXpress-Registered Trademark-network services as a part of the processors' own services, and to other transaction processing customers. The market for third party POS transaction processing is highly concentrated. Consequently, the Company has been able to sustain a successful marketing effort within the POS transaction processing industry with a relatively small sales force and has been able to establish high level contacts with all of its customers and many of its potential customers. The POS transaction processing industry is extremely competitive, and large merchant retailers and certain merchant banks have significant influence over third party POS transaction processors in their choice of network alternatives. Thus, the Company believes that greater industry awareness of the advantages of the Company's TransXpress-Registered Trademark- network services will result in greater customer pressure on third party POS transaction processors to choose the Company over alternative network services.

    TELECOM SERVICES

    The Company markets its CARD*TEL-Registered Trademark- telecommunications services, SS7 network and other telecommunications services to the telecommunications industry both directly through its Telecom Services Division and also through telecommunications services resellers. The market for these services is broad and consists of a wide variety of telecommunications companies, such as interexchange carriers, operator services providers, information services providers and private pay telephone companies. To supplement the sales efforts of the Telecom Services Division, the Company has entered into an exclusive marketing arrangement with ICG Communications to resell certain SS7 call processing services. The Company has also entered into arrangements with certain customers to market the Company's telecommunications services. In the future, the Company may enter into similar reselling and joint marketing arrangements.

    FINANCIAL SERVICES

    The Company markets its FastLink-Registered Trademark- Data Service to the financial services industry both directly through its Financial Services Division as well as through specific arrangements with third party service providers who already maintain relationships with potential customers. The market for these services consists primarily of the securities trading groups within brokerage firms and financial institutions. In its marketing efforts, the Company emphasizes the fact that its FastLink-Registered Trademark- Data Service is an independent network service offering focused upon the financial services industry and unbundled from additional application services such as proprietary news and information services.

    INTERNATIONAL SERVICES

    The Company markets its international products and services in Europe and the Middle East directly through TNSL. The Company is marketing its international products and services in Mexico, South America and other regions either directly through its own sales personnel or through the use of consulting firms. The Company seeks expansion into global markets where there is, or soon will be, an open, deregulated and competitive telecommunications environment and where the marketplace for the Company's services includes multiple transaction processing companies.

COMPETITION

    POS SERVICES

    The Company's POS Services Division competes on the basis of price, transaction speed, network service quality and reliability, value-added features, customer support, and industry knowledge. The Company's management believes that it has developed both a technical leadership and industry expertise within the POS transaction processing industry which will allow it to maintain its current customer base as well as to continue to attract new customers during the foreseeable future.

    The POS transaction network services market is highly competitive, and the Company expects competition to increase. The Company's competitors include public data networks and major interexchange carriers. Several of these competitors have introduced new products competitive with those of the Company. Increased competition to date has resulted in price reductions and reduced margins. Continuing competition could result in additional price reductions, reduced margins and loss of market share, all of which could materially and adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, and other resources than the Company. As the POS transaction network services market continues to grow, the Company's competitors may devote greater resources to the development and marketing of new competitive services and the marketing of existing competitive services. Federal legislation enacted in 1996 has removed former regulations restricting the regional Bell operating companies from competing in this industry. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressure faced by the Company will not materially and adversely affect its business, operating results and financial condition.

    AT&T, Sprint, Advantis, CompuServe and other companies market their own "950" and "800" services. While these companies may be able to procure their services at the same or lower prices than the Company, the Company believes that it maintains several network and market advantages, including the speed provided by the Company's proprietary routing technology and the value-added features provided by the TNS network.

    Local exchange carriers are currently deploying SS7, which will improve the connection time for "800" service. Competitors to the Company including AT&T have begun offering "800" services that implement SS7 capabilities. The Company has begun to deploy its own SS7 capability for POS transactions. Once SS7 is fully deployed throughout the country, the Company will be able to improve its call set-up times on "800" for those customers for whom the additional cost of "800" service is warranted.

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

    Another source of competition faced by the Company is the potential for third party POS transaction processors to develop or utilize their own private networks. Some of the major processors have the transaction volume to justify the cost of building their own private networks or utilizing their existing networks in certain metropolitan areas. Several of the Company's customers operate their own networks in some cities. The continued growth of private networks by the larger third party POS transaction processors could divert transaction volume away from the Company's network. However, these private networks can only be justified in areas of highly concentrated transaction volumes, and the industry trend has been the increased outsourcing of network services to providers like TNS in order to allow processors to focus on their core businesses. Furthermore, the pricing schedules of certain of the Company's recently negotiated service contracts require increasing volume commitments from customers as a condition of maintaining certain price per transaction levels. As a result, the Company believes that these contracts include a financial disincentive for the movement by these customers of traffic from the Company's network to private networks since this movement could result in these customers paying a higher rate for their remaining traffic.

    TELECOM SERVICES

    The Company's Telecom Services Division competes on the basis of price, value-added database services such as its fraud control system, superior technology, network service quality and reliability, customer support, and industry expertise. Major competitors to the Company's
CARD*TEL-Registered Trademark- and SS7 network telecommunications services include GTE Intelligent Network ("GTE"), The Southern New England Telephone Company ("SNET") and Illuminet, formerly known as Independent Telecommunications Network, Inc. ("ITN"). In addition, it is possible that larger interexchange carriers that have or are currently developing their own SS7 connectivity into the LIDBs for internal use may decide to resell these services. The Company believes that the

CARD*TEL-Registered Trademark- validation and fraud control technology is more sophisticated and comprehensive than these competitors' technology. Another source of competition faced by the Company is the potential for certain of its larger customers to develop or utilize their own fraud control systems. There can be no assurance that the Company will be able to compete successfully with existing or new competitors or that competitive pressure faced by the Company will not materially and adversely affect its business, operating results and financial condition.

    FINANCIAL SERVICES

    The Financial Services Division mission is to provide best-in-class Internet Protocol ("IP") based Extranet services in support of mission critical transaction-oriented applications to the financial services industry with the best available technology, state-of-the-art design and engineering techniques, and customer focused service. The Company believes that some of FSD's major competitors include Thomson Financial Services, Bridge Systems, and Trinitech Systems, Inc. There can be no assurance that the Company will be able to compete successfully with existing or new competitors.

    INTERNATIONAL SERVICES

    The Company's primary competition in the international markets is the existing telecommunications infrastructure of the transaction processors. The International Systems Division strategy has been to enter a foreign market through either a partnership agreement with a local company or through the creation of a majority-owned subsidiary. The International Systems Division competes for market share based on the following variables: price, transaction speed, network service quality and reliability, value added features, customer support and industry knowledge. The Company's management believes that it has developed both a technical leadership and expertise within the transaction processing industry which can be exported to emerging overseas markets.

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

    Pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC instituted a rulemaking proceeding in December 1996 referred to as Access Charge Reform ("Access Reform") that seeks to reform the current system of interstate access charges and make it compatible with the competitive paradigm established by the 1996 Act. The initial phase of Access Reform was implemented in July 1997. The initial phase of Access Reform resulted in a decrease in certain components of the Company's variable cost per transaction and as a result, lowered its network costs. The second phase of Access Reform took place in January 1998. The second phase of Access Reform resulted in an additional decrease in certain components of the Company's variable cost per transaction; however, the second phase increased certain fixed monthly recurring charges and instituted certain new fixed monthly recurring charges. As a result, the Company may experience an increase in its network costs at least until the next phase of Access Reform is instituted in July 1998. The Company believes that future revisions to its costs under Access Reform may reduce its network costs since the Company believes that it is not subject to certain of the new charges instituted by Access Reform and that, in any event, the increased charges are not in accordance with the spirit of Access Reform which is intended to reduce overall access charges. However, there can be no assurance that the future phases of Access Reform will result in reductions to the Company's network costs and in fact, they may increase. The ultimate impact of Access Reform is dependent upon, among other things, 1) the ability to increase transaction volumes, which benefits the Company when lower variable costs are instituted, 2) the nature and amount of fixed charges, which are primarily based upon the number of connections in the Company's network, which increases network costs,
3) future actions by the FCC, 4) the ability of the Company to modify its network design to react to pricing revisions, and 5) the ability of the Company to successfully defend and receive credits for improperly billed charges. Accordingly, the impact of Access Reform on the Company's future network access costs is unknown, and the Company cannot predict the timing, outcome or effects of the FCC's orders or of any future tariff matters.

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

    In addition, the Company is considering an expansion of its services into markets which may involve the provision of voice-grade or data common carrier telecommunications services. To the extent that the Company enters into any such service offerings, it will be required to comply with applicable FCC and/or state authorization and tariffing regulations.

PROPRIETARY RIGHTS

    The Company's success is heavily dependent upon its proprietary technology. The Company relies principally upon trade secret and copyright law to protect its proprietary technology, including a copyright on the CARD*TEL-Registered Trademark- fraud control software. The Company enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to and distribution of its software, documentation and other proprietary information. There can be no assurance that these measures will be adequate to prevent misappropriation of its technology or that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

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

EMPLOYEES

    As of December 31, 1997, the Company employed 134 persons worldwide, of whom 97 were engaged in systems operation, development and maintenance and 37 were engaged in sales, finance, management and administration. None of the Company's employees is currently represented by a labor union. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

    The Company's principal executive offices and primary network control center are located in Reston, Virginia and consist of approximately 44,500 square feet of office space near Dulles International Airport under a lease expiring in February 2008 with an unaffiliated third party. The Company maintains additional office space as well as its backup network control center in facilities located in Ft. Lauderdale, Florida, consisting of approximately 4,600 square feet under a lease expiring in September 1999 with an unaffiliated third party. The Company's European technology and marketing center is located in Dublin, Ireland and consists of approximately 14,500 square feet of office space under a lease expiring in January 2022 with an unaffiliated third party . The Company subleases a significant portion of this office space to unaffiliated third parties. The Company also leases and occupies regional sales offices in Atlanta, Georgia, Dallas, Texas, Northford, Connecticut, Seattle, Washington, Lansing, Michigan and Stockholm, Sweden. The Company houses its remote network switching equipment both in facilities owned and maintained by certain of the Company's digital telecommunications circuit providers and also in its own "point-of-presence" facilities, or "POPs," located in various cities pursuant to five year leases with unaffiliated third parties totaling approximately 6,500 square feet and expiring from June 1999 to January 2007. The Company believes that its existing and planned facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate the expansion of its operations and development.

ITEM 3. LEGAL PROCEEDINGS

    On October 28, 1997, the Company filed a formal complaint with the Federal Communications Commission ("FCC") against AT&T Corp. ("AT&T"). The complaint alleges that AT&T, through the provision of common carrier services to its Transaction Access Services Group ("TAS Group") on terms and conditions more favorable than those listed in AT&T's tariffs, is in violation of several provisions of the Communications Act of 1934 and the FCC's rules. TAS Group competes with the Company's TransXpress-Registered Trademark- network services. The complaint seeks an order requiring AT&T to cease and desist from engaging in the contested conduct and seeks monetary damages for lost business opportunities. The parties are in the process of taking discovery and the ultimate outcome of this action is uncertain.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

    The Company's Common Stock trades on The NASDAQ Stock Market-SM- ("NASDAQ") under the symbol "TNSI". The following table reflects the range of high and low closing prices for each period indicated as reported by NASDAQ. This table reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

FISCAL YEAR ENDED DECEMBER 31, 1997                                                                HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
First quarter ended March 31, 1997.............................................................  $   14.63  $    9.63
Second quarter ended June 30, 1997.............................................................  $   16.50  $    9.88
Third quarter ended September 30, 1997.........................................................  $   18.38  $   13.00
Fourth quarter ended December 31, 1997.........................................................  $   22.50  $   15.13


FISCAL YEAR ENDED DECEMBER 31, 1996                                                                HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
First quarter ended March 31, 1996.............................................................  $   23.38  $   15.50
Second quarter ended June 30, 1996.............................................................  $   26.38  $   21.50
Third quarter ended September 30, 1996.........................................................  $   22.50  $   11.00
Fourth quarter ended December 31, 1996.........................................................  $   16.50  $   11.00

    As of February 16, 1998, there were 70 stockholders of record of the Company's Common Stock, including shares held in street name by various brokerage firms. In addition, the Company estimates that there are approximately 2,000 beneficial owners of the Company's Common Stock.

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Under a bank line of credit agreement, the Company is restricted from paying any dividends on its stock without the prior written consent of the lender.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data for each of the three years ended December 31, 1997 and as of December 31, 1997 and 1996 have been derived from the Company's financial statements included elsewhere in this Annual Report on Form 10-K which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is also included elsewhere in this report. The selected financial data for the years ended December 31, 1994 and 1993, and as of December 31, 1995, 1994, and 1993 have been derived from the audited financial statements of the Company not included in this Annual Report on Form 10-K. No dividends have been paid on the Common Stock in any of the periods shown. The selected financial data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                            YEAR ENDED DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995     1994 (1)     1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA
                                                                             AND TRANSACTION DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue..................................................  $  63,344  $  52,291  $  41,365  $  26,526  $  11,457
  Cost of network services.................................     35,322     28,771     21,819     14,200      6,153
                                                             ---------  ---------  ---------  ---------  ---------
  Gross profit.............................................     28,022     23,520     19,546     12,326      5,304
  Other operating expenses:
    Engineering & development..............................      3,431      2,692      2,241      1,575        713
    Selling, general & administrative......................      7,941      7,491      5,697      3,842      1,789
    Depreciation...........................................      4,793      4,068      3,081      1,830        887
    Amortization of intangibles............................      1,570      1,485      1,138        566     --
                                                             ---------  ---------  ---------  ---------  ---------
      Total other operating expenses.......................     17,735     15,736     12,157      7,813      3,389
                                                             ---------  ---------  ---------  ---------  ---------
  Income from operations...................................     10,287      7,784      7,389      4,513      1,915
  Interest income, (expense), net..........................      1,939      1,670        918        220        (64)
                                                             ---------  ---------  ---------  ---------  ---------
  Income before income taxes...............................     12,226      9,454      8,307      4,733      1,851
  Provision for income taxes...............................      4,840      3,640      3,157      1,491         25
                                                             ---------  ---------  ---------  ---------  ---------
  Net income...............................................  $   7,386  $   5,814  $   5,150  $   3,242  $   1,826
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Diluted earnings per share...............................  $    0.59  $    0.46  $    0.45  $    0.33  $    0.22
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
  Shares used in diluted per share computations............     12,619     12,591     11,534      9,947      8,144
                                                             ---------  ---------  ---------  ---------  ---------
                                                             ---------  ---------  ---------  ---------  ---------
POS TRANSACTION VOLUME (IN MILLIONS).......................      2,386      1,900      1,218        824        408


                                                                                 DECEMBER 31,
                                                             -----------------------------------------------------
                                                               1997       1996       1995       1994       1993
                                                             ---------  ---------  ---------  ---------  ---------
                                                             (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital..........................................  $  33,230  $  34,851  $  25,779  $   7,749  $     813
  Total assets.............................................     76,109     68,551     61,348     30,835      7,561
  Long term debt...........................................     --         --         --             18         16
  Redeemable Convertable Perferred Stock...................     --         --         --         --          8,298
  Total stockholders' equity (deficit).....................     68,475     62,191     54,593     24,733     (3,179)

------------------------

(1) Includes the results of Fortune Telecommunications, Inc. from June 6, 1994, the closing date of its acquisition by the Company, through December 31, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

    Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the Point-of-Sale/Point-of-Service ("POS") transaction processing industry. In June 1991, the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 7.1 million in the fourth quarter of 1997. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which provides customers in the telecommunications industry with telephone call fraud control and billing validation services. In June 1996, the Company formed Transaction Network Services Limited ("TNSL"), a majority-owned subsidiary. TNSL provides POS network services in Ireland and serves as TNS' European technology and marketing center to support current and future European operations. In October 1997, through TNSL, the Company acquired a majority interest in Pronoma Systems AB. This company has been renamed Transaction Network Services TNS AB ("TNS AB") and operates as a TNS subsidiary located in Stockholm, Sweden.

    The Company operates four divisions: (1) The POS Division which includes the Company's TransXpress-Registered Trademark- network services for the POS transaction processing industry, (2) The Telecom Services Division ("TSD") which includes FTI's CARD*TEL-Registered Trademark- telephone call billing validation and fraud control services and other services targeting primarily the telecommunications industry, (3) The Financial Services Division ("FSD") which provides the TNS FastLink-Registered Trademark- Data Service in support of the Financial Information eXchange ("FIX") messaging protocol and other transaction-oriented trading applications primarily to the financial services community, and (4) The International Systems Division ("ISD") which markets the Company's products and services internationally.

    The Company achieved revenue per employee of approximately $524,000 in 1997 and more than $480,000 in 1996 on a weighted average employee basis.

FORWARD LOOKING STATEMENTS

    Statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this annual report that are not descriptions of historical fact may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including the Company's reliance on a limited number of major customers and suppliers, dependence on market expansion, competition, technological change and necessity of developing new services, dependence on proprietary rights, changes in government regulation (specifically the Telecommunications Act of 1996) and seasonality and fluctuations in quarterly results, which are further discussed in this annual report. See Item 1: "Business Customers," "TNS Strategy," "Competition," "Proprietary Rights," "Government Regulation;" and Item 7: "Management's Discussion and Analysis of Financial Condition and Results of Operations."

POS SERVICES OVERVIEW

    The Company's POS services revenues are derived primarily from the transmission through its network of transaction information between merchant or service provider POS terminals and transaction-processing computer centers. The Company's POS services customers, primarily third party transaction processors, are typically charged a set price per transaction and an additional "excess seconds" charge for transactions which utilize the Company's network facilities greater than a specified period of time. POS services revenue also includes other revenues composed primarily of fixed monthly fees charged to customers for the use of digital transmission circuits. These circuits connect their processing facilities to the Company's network.

    The vast majority of POS services revenue is derived from customers involved in the electronic processing of POS credit card transactions. To a lesser extent, the Company derives POS service revenue from the electronic processing of other types of transactions such as healthcare insurance eligibility verification, electronic transfer of government benefits such as food stamps and Aid to Families with Dependent Children ("electronic benefits transfer" or "EBT"), point-of-sale transactions using debit cards, automated teller machine ("ATM") transactions and other smaller POS markets.

    The Company's transaction volume and revenue growth to date has resulted primarily from increasing the Company's transaction volumes from existing customers and from attracting new customers to the TNS network. To a lesser extent, the Company has benefited from the growth in electronic transaction processing markets. This growth has resulted primarily from an increase in the number of credit and debit card transactions processed electronically. The Company believes that the use of electronic transaction processing in markets other than the credit card market, including transactions for the healthcare industry and ATM and EBT transactions, will also contribute to future overall market growth.

    During 1997, six of the ten largest third party POS credit card transaction processors were customers of the Company. These six customers comprised approximately 75% of the Company's 1997 POS services revenue and 50% of its total 1997 revenue. The ability of the Company to attract the remaining four of the current ten largest POS credit card transaction processors is dependent primarily upon those customers' contractual commitments with their current network provider(s). Consequently, while the Company will continue to pursue the remaining large third party processors as well as smaller processors, it expects that the predominant source of growth within POS services will come from increasing its transaction volume from existing credit card processing customers and growth from new POS transaction markets. As a result, the POS services revenue growth rate may not continue at historical levels.

    Average revenue per POS transaction decreased to $0.016 in 1997 from $0.018 in 1996 and from $0.023 in 1995. This resulted in a decline in average revenue per POS transaction of 11% comparing 1997 to 1996 and 22% comparing 1996 to 1995. The reduction is primarily related to a decision made by the Company in 1996 to re-negotiate its contracts with most of its largest customers in exchange for contract extensions. The pricing of these new contracts is significantly lower than the pricing these customers received prior to these re-negotiations and the majority of these customers benefited from the re-negotiated contracts during 1996. The remaining contracts became effective on January 1, 1997. As a result, the full effect of the 1996 contract re-negotiations was fully reflected in the average revenue per POS transaction during the first quarter of 1997. The decline in POS revenue per transaction has stabilized in 1997 and revenue per POS transaction was relatively constant for all of 1997. The Company's revenue per transaction varies between a "950" transaction, an "800" transaction and other types of transactions (e.g. ATM, EBT). The revenue per transaction for a "950" transaction is generally less than that for an "800" transaction and the revenue per transaction for an EBT or ATM transaction (and other types of transactions) are generally greater than POS and EBT transactions. The Company is anticipating an increase in the relative percentage of "800" transactions and to a lesser extent a relative increase in other types of transactions, and as a result, the revenue per transaction may increase. However, future average revenue per POS transaction amounts will depend primarily on the relative contribution to total transaction volume from each of the Company's sources of POS transactions and competitive pressures.

TELECOM SERVICES OVERVIEW

    TNS's June 1994 acquisition of FTI added a second significant service offering (Telecom Services) to the Company's business. Telecommunications services revenue is derived primarily from providing fraud control and billing validation services to telecommunications carriers. Revenues from these activities are derived primarily from a per query fee charged to the Company's customers for each processed fraud control and billing validation query. Telecommunications services revenue also includes fixed monthly fees charged to customers for the use of transmission circuits, network equipment or access ports on the Company's computer and communications facilities.

    Customers for the Company's current telecommunications services primarily include long-distance telephone carriers, operator services providers, information services providers and private pay telephone companies. Management believes it has substantially obtained the current available transaction volume from existing customers. As a result, revenue growth will be dependent on the ability to add new customers, transaction growth from existing customers through their intrinsic growth and acquisitions, overall market growth, and the ability to develop new services.

    Certain of the Company's telecommunications services customers have long term contracts while others have extended beyond their contract term or do not have long term contracts. Many of the Company's telecommunications services customers are small and have limited resources. Accordingly, revenues from these customers are subject to a higher degree of credit risk than is the case for the Company's POS services customers. Management believes the Company is adequately reserved for the credit risk associated with this customer base.

    TSD has grown through the addition of new customers, through the Company's acquisition of contract rights and other intangible assets, through customers of the Company's services acquiring customers who used another service provider, and through the provision of new service offerings. Many of the Company's core customers in the fraud control and billing validation services market have not achieved growth rates comparable with those experienced by many of the Company's POS customers, and in some cases have experienced erosion in call and query volumes and revenues. The reduction in call and query volumes is directly related to so-called "dial-around", cellular, and pre-paid calling card services which route telephone calls made from pay phones, hotel phones, or other public use telephones to long distance carriers other than those chosen by the telephone proprietor. These "dial-around" offerings effectively divert telephone calls away from the Company's traditional customer base for fraud control and billing validation services (primarily operator services providers and pay telephone providers) to other telecommunications companies with proprietary billing validation databases (in many cases MCI and AT&T).

    As part of the Telecommunications Act of 1996 (the "1996 Act"), the Federal Communications Commission ("FCC") was authorized to mandate a payment scheme pursuant to which pay telephone operators are "fairly compensated" for all access code calls, debit card calls, subscriber 800 and other toll-free calls which originate on the pay phone service providers' facilities but which are routed to telecommunications carriers other than those pre-subscribed by the telephone proprietor ("dial-around compensation"). In October 1997, the FCC established a rate of $0.284 per call as the default per-call compensation rate for subscriber 800 and access code calls made from payphones during the next two years. After the first two years of per-call compensation, a payphone's market-based local coin rate, as adjusted for certain costs, will become the default rate. While it is uncertain what impact the new rules will have on "dial-around" usage and therefore on demand for traditional TNS Telecom services offerings, many industry observers believe that the use of "dial-around" services will continue to grow at the expense of the traditional pay telephone long distance services upon which the Company's customer base for fraud control and billing validation services relies. Recently, several Local Exchange Carriers ("LECs") have furthered this trend by introducing proprietary calling cards which utilize "dial-around" 800 access.

    The Company has developed a dial-around compensation service offering ("DAC") for both the payphone owners and carriers. While there can be no assurance of the Company's success in new marketing efforts, the Company believes that this new service will take advantage of the continuing trend toward the use of "dial-around" services and may provide some offset to the impact of "dial around" on the Company's telecommunications services.

FINANCIAL SERVICES OVERVIEW

    In March 1997, the Company announced the building of a new network--the Financial Services Network--and a new product line--the TNS
FastLink-Registered Trademark- Data Service--offered by its Financial Services Division. This new line of services offers a secure private Extranet for executing securities trading orders electronically between brokerage firms and financial institutions. The TNS FastLink-Registered Trademark- Data Service routes FIX protocol messaging over a secure TCP/IP network--an IP backbone network. FIX is an open communication messaging protocol that enables a high-speed electronic exchange of trading information in a common language between brokerages, institutions, and securities markets. The FIX protocol facilitates the electronic communication of indications of interest, orders, and execution reports which are normally exchanged by telephone between traders or proprietary systems. The Financial Services Network was engineered and developed by the Company.

TNS' FastLink-Registered Trademark- Data Service revenue consists of a one-time installation fee and fixed monthly recurring revenues thereafter based on the number of network connections.

    The FastLink-Registered Trademark- Data Service offering required the Company to build and support the Financial Services Network. Through December 31, 1997 the Company made capital expenditures of approximately $2.0 million in network equipment to build the Financial Services Network. These costs were primarily for network equipment located at the Company's Reston headquarters, various TNS points-of-presence ("POPs") located around the country, and at customer sites. The Company seeks to leverage the cost associated with the Financial Services Network through additional service offerings.

INTERNATIONAL SERVICES OVERVIEW

    The Company currently has significant international activities in the United Kingdom ("UK"), Canada, Ireland, and Sweden and recognized $893,000 of international revenue in 1997. In the UK and Canada, the Company has entered into technology transfer arrangements whereby TNS sells POS equipment and software to its international customers. The equipment sales are generally one time sales, but the Company also has agreements entitling it to receive recurring revenues in the form of royalties, software license fees and maintenance fees. Royalties are based on the POS revenues generated by its international customers resulting from the use of the Company's POS technology. The Company began to record royalty revenue under these arrangements in 1997. The Company intends to seek growth in its international operations through partnering and joint venture arrangements with existing companies and the establishment of its own subsidiaries.

    In 1996, the Company formed TNSL as its European technology and marketing center. TNSL has a dual mission. In addition to building and operating a POS network for the Irish market, TNSL provides technical support for the Company's international customers and operations. TNSL is in a start-up phase and has not generated significant revenue to date. In October 1997, the Company acquired a majority interest in Pronoma Systems AB through TNSL. This company has been renamed Transaction Network Services TNS AB ("TNSAB") and operates as a TNS subsidiary located in Stockholm, Sweden. Currently, all TNSL and TNSAB losses are being absorbed and consolidated with the Company's operating results. TNSL and TNSAB's losses consolidated with the Company's operating results were approximately $932,000 for 1997 and $282,000 for 1996.

NETWORK COST OVERVIEW

    The majority of the Company's operating expenses relate to the costs of its family of network offerings. The largest component of expense, cost of network services, is composed primarily of five elements: (1) usage costs charged by local exchange carriers for local access to the TNS network and by inter-exchange carriers for their "800" service; (2) per transaction costs charged by local exchange carriers and others for access to information from line information databases ("LIDBs"); (3) recurring costs for salaries and expenses related to the personnel responsible for managing, operating and servicing the network and computer facilities; (4) recurring monthly charges including charges for digital transmission circuits for network access and backbone capacity, site co-location fees or site leases and other network expenses, and recurring charges related to the Company's computer facilities; and (5) network expansion charges which include charges related to the activation of new customer "950" numbers across the network and installation charges for incremental digital transmission capacity, new sites and other elements of network expansion. Network expansion charges are expensed by the Company when incurred.

    Pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC instituted a rulemaking proceeding in December 1996 referred to as Access Charge Reform ("Access Reform") that seeks to reform the current system of interstate access charges and make it compatible with the competitive paradigm established by the 1996 Act. The initial phase of Access Reform was implemented in July 1997. The initial phase of Access Reform resulted in a decrease in certain components of the Company's variable cost per transaction and as a result, lowered its network costs. The second phase of Access Reform took place in January 1998. The second phase of Access Reform resulted in an additional decrease in certain components of the Company's variable cost per transaction; however, the second phase increased certain fixed monthly recurring charges and instituted certain new fixed monthly recurring charges. As a result, the Company may experience an increase in its network costs at least until the next phase of Access Reform is instituted in July 1998. The Company believes that future revisions to its costs under Access Reform may reduce its network costs since the Company believes that it is not subject to certain of the new charges instituted by Access Reform and that, in any event, the increased charges are not in accordance with the spirit of Access Reform which is intended to reduce overall access charges. However, there can be no assurance that the future phases of Access Reform will result in reductions to the Company's network costs and, in fact, they may increase. The ultimate impact of Access Reform is dependent upon, among other things 1) the ability to increase transaction volumes, which benefits the Company when lower variable costs are instituted, 2) the nature and amount of fixed charges which are primarily based upon the number of connections in the Company's network, which increases network costs, 3) future actions by the FCC, 4) the ability of the Company to modify its network design to react to pricing revisions, and 5) the ability of the Company to successfully defend and receive credits for improperly billed charges. Accordingly, the impact of Access Reform on the Company's future network access costs is unknown, and the Company cannot predict the timing, outcome or effects of the FCC's deliberations or of any future tariff matters.

    During 1998, the Company plans to implement it's own on-network "800" access service and to continue to expand its SS7 capabilities. The installation costs of "800" service are significantly more expensive compared to "950" installation costs. However, the Company's own on-network "800" service will reduce the recurring cost of providing "800" access service and provide the Company greater control of the service while reducing the Company's reliance upon third party service providers. The per minute charges from third party service providers are significantly greater than those expected to be incurred by the Company's own "800" access service. Additionally, management believes that the Company's own on-network "800" access service reduces a barrier to entry in obtaining additional transaction volumes from the Company's existing customers and from new customers by facilitating the customer's conversion from another service provider to the Company. Generally, when a POS terminal is reprogrammed it requires physical changes to be made at the terminal location. An "800" terminal, once the Company's own on-network "800" service is available, may be switched to the TNS service utilizing "800" portability at virtually no cost to the customer.

    The Company considers the availability of its own on-network "800" access service necessary to continue to increase transaction volumes on its network. The costs of establishing an on-network "800" access service will negatively impact gross margins until the installation costs are offset by an increase in transaction volumes. After a certain transaction volume level, the Company believes that gross margins will increase due to a significantly lower variable cost per transaction from the Company's own on-network "800" access service versus the variable cost charged by third party service providers. The ultimate impact on gross margins will primarily depend upon the timing of the roll-out of the Company's own on-network "800" access service, competitive pricing pressures and transaction volumes. The Company's own on-network "800" access service also is expected to provide the Company with an opportunity to be more competitive on pricing new business due to the lower variable cost per transaction.

    The Company has recently significantly expanded its backbone and access network capacity in order to ensure adequate capacity and an appropriate network architecture for expected increases in network traffic from current and new markets. In addition, in 1997, the Company made capital expenditures of over $3.0 million in network equipment in connection with the TNS Financial Services Network and the implementation of its own on-network "800" access service. The Company expects to make further capital expenditures in these areas in 1998. These additions to the TNS family of network offerings will require both non-recurring installation costs and recurring network costs which will increase the cost of network services in 1998. The new services offered by the Telecom Services Division (including LNP, LEConnect-SM-, and DAC) will also result in additional network costs. The Company believes that the gross margin percentage on new service offerings may be greater than those on traditional TSD and POS services. The impact on 1998 and future gross margins will be largely dependent upon the Company's ability to successfully market these additional services. In 1998, the Company also expects to continue to monitor and expand its backbone and access network capacity as required to handle traffic growth from existing customers and new services.

    Depending on the demand for some of the POS and telecommunications services expected to be offered by the Company during 1998, significant additional network costs may be required. In addition, the Company is continuing its effort to establish certain of its own site facilities rather than co-locating with other telecommunications companies in order to obtain greater control and flexibility with its digital backbone network. All of these activities will increase the cost of network services.

RESULTS OF OPERATIONS

    The following table sets forth the applicable percentage of total revenues for the periods indicated.

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                         -------------------------------
                                                                                           1997       1996       1995
                                                                                         ---------  ---------  ---------
Revenues...............................................................................      100.0%     100.0%     100.0%
Cost of network services...............................................................       55.8       55.0       52.7
                                                                                         ---------  ---------  ---------
Gross profit...........................................................................       44.2       45.0       47.3
                                                                                         ---------  ---------  ---------
Other operating expenses
  Engineering & development............................................................        5.4        5.1        5.4
  Selling, general & administrative....................................................       12.5       14.3       13.8
  Depreciation.........................................................................        7.6        7.8        7.4
  Amortization of intangibles..........................................................        2.5        2.8        2.8
                                                                                         ---------  ---------  ---------
      Total other operating expenses...................................................       28.0       30.1       29.4
                                                                                         ---------  ---------  ---------
Income from operations.................................................................       16.2       14.9       17.9
Interest income........................................................................        3.1        3.2        2.2
                                                                                         ---------  ---------  ---------
Income before provision for income taxes...............................................       19.3       18.1       20.1
Provision for income taxes.............................................................        7.6        7.0        7.6
                                                                                         ---------  ---------  ---------
      Net income.......................................................................       11.7%      11.1%      12.5%
                                                                                         ---------  ---------  ---------
                                                                                         ---------  ---------  ---------

1997 COMPARED TO 1996

REVENUES

    Total revenues increased by 21.1% to $63,344,000 from $52,291,000 in 1996.

    POS services revenue increased by 15.8% to $42,565,000 from $36,744,000 in 1996. The growth in POS services revenue resulted primarily from an increase in transaction volume and associated revenue from the Company's existing POS customers. POS transaction volume increased by 26.3% to 2.4 billion from 1.9 billion in 1996. The Company's five largest POS customers represented 70% of total POS revenues in 1997 and 74% of total POS revenues in 1996. As the Company increases its market share, its historical rate of POS services revenue growth is not likely to continue.

    The transaction volume growth rate exceeded the revenue growth rate primarily because the average revenue per transaction declined approximately 11% from $0.018 in 1996 to $0.016 in 1997. During 1996, the Company re-negotiated contracts with most of its largest customers. These contracts now call for a single flat rate basic price structure with increasing volume commitments during the life of the contract, rather than volume discounts which became effective only after certain volume thresholds were met. In exchange for extending the term of these contracts, the customers received significant price reductions. The majority of these customers benefited from the re-negotiated contracts during 1996; however, the remaining contracts took effect on January 1, 1997. Accordingly, the full effect of the 1996 contract re-negotiations was reflected in the average revenue per POS transaction during the first quarter of 1997. The decline in POS revenue per transaction stabilized in 1997 and revenue per POS transaction was relatively constant for all of 1997. The Company's revenue per transaction varies between a "950" transaction, an "800" transaction and other types of transactions (e.g. ATM, EBT). The revenue per transaction for a "950" transaction is generally less than that for an "800" transaction and the revenue per transaction for an ATM transaction (and other types of transactions) are generally greater than both POS and EBT transactions. The Company is anticipating an increase in the percentage of "800" transactions and a significant increase in other types of transactions, and as a result, the revenue per transaction may increase. Future average revenue per POS transaction will depend on the relative contribution to total transaction volume from each of the Company's sources of POS transactions and increasing competition to obtain new business.

    Telecommunications services revenue increased by 41.2% to $19,609,000 in 1997 from $13,891,000 in 1996. The growth in revenue was primarily due to growth in queries processed for the Company's existing telecommunications customers as well as the successful introduction of new services.

    The Company began offering its FastLink-Registered Trademark- Data Service in 1997 through its Financial Services Division. Financial services revenue was $267,000 in 1997.

    International revenue was $893,000 in 1997 and $1,656,000 for 1996. The significant decline in International revenue was due to approximately $1,100,000 of equipment sales in 1996 which did not reoccur in 1997. Recurring international revenue (revenue excluding equipment sales) was approximately $700,000 in 1997 and $550,000 in 1996.

COST OF NETWORK SERVICES

    Cost of network services increased by 22.7% to $35,322,000 in 1997 from $28,771,000 for 1996. This growth resulted primarily from increases in usage charges and charges for billing validation information resulting from increased transaction and query volumes.

GROSS PROFIT

    Gross profit represented 44.2% and 45.0% of total revenues for 1997 and 1996, respectively. The decrease in gross profit as a percentage of total revenues reflects the fact that the reduction in average revenue per POS transaction over the periods was not fully offset by local access rate reductions and network efficiencies. Future gross profit margins depend on a number of factors including, but not limited to, total transaction and query volume growth, the impact of Access Reform, the relative growth and contribution to total transaction volume of each of the Company's customers and types of services, the timing and extent of the Company's network expansion including its own on-network "800" access and Financial Services Network, the ability of the Company to successfully resolve improperly billed charges (primarily from the LECs) and the gross margins on new service offerings. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin because a significant portion of network costs are fixed costs. As a result, maintaining historical gross margin levels depends in part on growth in transaction volume generating economies of scale and on the ultimate impact of Access Reform.

ENGINEERING AND DEVELOPMENT

    Engineering and development expense increased by 27.5% to $3,431,000 in 1997 from $2,692,000 in 1996 as a result of the growth of the Company. Engineering and development expense is composed of the salaries, personnel expenses and other expenses related to the Company's network equipment systems integration, software development and technology assessment activities. The Company has not capitalized any costs associated with software or other development performed by its engineering and development groups. Future engineering and development costs may increase due to additional resource requirements associated with the introduction of new services. The Company does not anticipate incurring material costs associated with its computer systems to accommodate the year 2000 issue.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased by 6.0% to $7,941,000 in 1997 from $7,491,000 in 1996. Selling, general and administrative expenses include sales, marketing, finance, accounting and administrative costs. The increase in these expenses is attributable to growth of the Company.

DEPRECIATION

    Depreciation expense increased by 17.8% to $4,793,000 in 1997 from $4,068,000 in 1996. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business.

AMORTIZATION OF INTANGIBLES

    The amortization of intangible assets was increased by 5.7% to $1,570,000 in 1997 from $1,485,000 in 1996. Amortization of all existing intangible assets is expected to be approximately $400,000 per quarter over the next several years.

INCOME TAXES

    The effective tax rate increased to 39.6% in 1997 from 38.5% in 1996. The increase is primarily a result of the losses related to the Company's activities in Ireland. The Company has not recorded a tax asset for these losses due to TNSL's brief operating history. If TNSL becomes profitable, TNSL may cause a reduction in the effective tax rate due to a lower effective tax rate in Ireland than in the United States.

NET INCOME AND EARNINGS PER SHARE

    Net income increased by 27.1% to $7,386,000 in 1997 from $5,814,000 in 1996.
Diluted earnings per share grew 28.2% to $0.59 in 1997 from $0.46 in 1996. The weighted average number of shares outstanding used to calculate diluted earnings per share increased to 12,619,000 during 1997 from 12,591,000 in 1996. Shares outstanding increased primarily because of an increase in common stock equivalents used in the Company's calculation of common equivalent shares under the treasury stock method. This effect was partially offset by the Company's purchase of 211,500 shares of its common stock during the second quarter of 1997. Basic earnings per share was $0.60 for 1997 and $0.47 in 1996. Basic earnings per share was greater than diluted earnings per share by $0.01 for 1997 and 1996 due to the dilutive impact of stock options.

1996 COMPARED TO 1995

REVENUES

    Total revenues increased by 26% to $52,291,000 from $41,365,000 in 1995.

    POS services revenue increased by 26% to $36,745,000 in 1996 from $29,135,000 in 1995. The growth in POS services revenue resulted predominantly from an increase in transaction volume and associated revenue. POS transaction volume increased by 58% to 1.9 billion transactions in 1996 from 1.2 billion in 1995. The transaction volume growth rate exceeded the revenue growth rate primarily because the average revenue per POS transaction declined by approximately 22% to $0.018 in 1996 from $0.023 in 1995. The Company's five largest POS customers represented 74% of total POS revenues in 1996 and 75% in 1995.

    TSD revenue grew by 14% to $13,891,000 in 1996 from $12,230,000 in 1995 primarily a result of growth in query volume resulting from the addition of new and existing Telecom services customers. Telecom services revenue growth also increased from the inclusion of the revenues derived from the June 30, 1995 asset purchase from Intellicall, Inc. and, to a much lesser extent, from the purchase of intangible assets including an exclusive services agreement from AMNEX, Inc. in March 1996. These contract rights generated approximately $2.9 million of revenue in 1996.

    International revenue, a new source of revenue for TNS in 1996, was $1,655,000 for 1996 of which approximately $1,100,000 related to equipment sales. The Company has entered into technology transfer agreements whereby the Company provides POS equipment and software to its international customers. TNSL's losses were approximately $280,000 for 1996.

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

GROSS PROFIT

    Gross profit increased by 20% to $23,520,000 from $19,546,000 during 1996. This represented 45.0% and 47.3% of total revenues for 1996 and 1995, respectively. The 2.3% decrease in gross profit as a percentage of total revenues reflects the fact that the reduction in average revenue per POS transaction over the periods was not completely offset by local access rate reductions and network efficiencies. The Company is also continuously engaged in the review and dispute of improperly billed charges from its largest vendors, the LECs. The amount of billing disputes resolved in the Company's favor during 1996 was larger than had been experienced in prior periods.

ENGINEERING AND DEVELOPMENT

    Engineering and development expense increased by 20% to $2,692,000 from $2,241,000 during 1996. The growth in these costs is due to the growth of the Company.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling, general and administrative expenses increased by 31% to $7,491,000 in 1996 from $5,697,000 in 1995. The increase in these expenses is attributable to several factors. Additional expenses were incurred as a result of an increase in administrative staff and expenses associated with the growth of the Company. In March 1996, the Company relocated to a new headquarters facility and began incurring lease expense on the new building. Total lease costs and building expenses related to the new headquarters facility were approximately $736,000 for the full year of 1996 compared to approximately $200,000 in 1995. Selling, general and administrative expenses also increased as a result of the formation of TNSL.

DEPRECIATION

    Depreciation expense increased by 32% to $4,068,000 in 1997 from $3,081,000 in 1996. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business.

AMORTIZATION OF INTANGIBLES

    The amortization of intangible assets increased by 30% to $1,485,000 in 1997 from $1,138,000 in 1996. The increase resulted primarily from two factors. First, the amortization of approximately $3,000,000 of intangible assets acquired from Intellicall on June 30, 1995 was recognized for the entire period of 1996 versus six months of 1995. Second, on March 29, 1996, the Company completed an asset purchase from AMNEX of AMNEX's proprietary fraud-control system and related databases and entered into long term marketing and service agreements with AMNEX. The Company paid approximately $1,500,000 in cash for these intangible assets resulting in increased amortization.

INCOME TAXES

    Provision for income taxes was $3,640,000 for 1996 compared to $3,157,000 for 1995. The effective tax rate in the year ending December 31, 1995 was approximately 38%. In 1996, the effective tax rate has increased to approximately 38.5% as a result of the Company's activities in Ireland. The Company has not recorded a tax asset for these losses due to TNSL's brief operating history.

NET INCOME AND EARNINGS PER SHARE

    Net income increased by 13% to $5,814,000 from $5,150,000 during 1996. Earnings per diluted share grew to $0.46 for 1996 from $0.45 for 1995. The weighted average number of shares outstanding used to calculate earnings per share increased to 12,591,000 for 1996 from 11,534,000 for 1995. Shares outstanding increased primarily because 1,500,000 shares of common stock issued by the Company in August of 1995 were outstanding for all of 1996. Basic earnings per share was $0.47 for 1996 and $0.46 in 1995. Basic earnings per share was greater than diluted earnings per share by $0.01 for 1996 and 1995 due to the dilutive impact of stock options.

QUARTERLY RESULTS

    The following table presents certain unaudited operating results for each of the eight fiscal quarters in the two year period ended December 31, 1997. This information has been prepared by the Company on the same basis as the audited financial statements and includes all adjustments necessary to present this information fairly when considered in conjunction with the Company's audited consolidated financial statements and notes thereto. Quarterly information may not total to annual amounts in some cases due to rounding.

                                                                              QUARTER ENDED
                                               ----------------------------------------------------------------------------
                                                MAR. 31,     JUNE 30,     SEPT. 30,    DEC. 31,     MAR. 31,     JUNE 30,
                                                  1996         1996         1996         1996         1997         1997
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA )
Revenues.....................................      10,933       13,168       14,840       13,350       13,115       15,444
Income from operations.......................       1,050        1,926        2,684        2,125        1,357        2,325
Income before income taxes...................       1,450        2,376        3,081        2,548        1,766        2,757
Net income...................................   $     899    $   1,473    $   1,867    $   1,575        1,002        1,609
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                               -----------  -----------  -----------  -----------  -----------  -----------
Diluted earnings per share...................   $    0.07    $    0.12    $    0.15    $    0.13    $    0.08    $    0.13
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                               -----------  -----------  -----------  -----------  -----------  -----------
Shares used in diluted per share
  computations...............................      12,603       12,710       12,618       12,584       12,556       12,560
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                               -----------  -----------  -----------  -----------  -----------  -----------
Basic earnings per share.....................   $    0.07    $    0.12    $    0.15    $    0.13    $    0.08    $    0.13
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                               -----------  -----------  -----------  -----------  -----------  -----------
Shares used in basic per share
  computations...............................      12,187       12,247       12,283       12,319       12,343       12,256
                                               -----------  -----------  -----------  -----------  -----------  -----------
                                               -----------  -----------  -----------  -----------  -----------  -----------


                                                SEPT. 30,    DEC. 31,
                                                  1997         1997
                                               -----------  -----------

Revenues.....................................      17,170       17,615
Income from operations.......................       3,098        3,507
Income before income taxes...................       3,640        4,063
Net income...................................       2,256        2,519
                                               -----------  -----------
                                               -----------  -----------
Diluted earnings per share...................   $    0.18    $    0.20
                                               -----------  -----------
                                               -----------  -----------
Shares used in diluted per share
  computations...............................      12,755       12,841
                                               -----------  -----------
                                               -----------  -----------
Basic earnings per share.....................   $    0.18    $    0.21
                                               -----------  -----------
                                               -----------  -----------
Shares used in basic per share
  computations...............................      12,229       12,236
                                               -----------  -----------
                                               -----------  -----------

SEASONALITY

    Merchant credit card transactions and credit card transactions from retailers and to a much lesser extent gasoline stations account for a significant percentage of the transaction volume processed by the Company's POS customers. The volume of such transactions on the Company's network is expected to be weakest in the first quarter, stronger in the second quarter, greater still in the third quarter high travel season and peak in the fourth quarter holiday season. The Company adds network capacity and associated recurring monthly costs during the year in order to handle expected fourth quarter peak volumes. As a result of these seasonal patterns, revenues, earnings and gross profit margins from POS credit card transactions in the first quarter, when revenues are lower and network utilization is lower, are expected to be lower relative to the fourth quarter of the immediately preceding year, when revenues and network utilization are high. To date, the strong underlying growth of the Company's POS business has alleviated this seasonal effect to some extent, but the Company expects that its operating results in the foreseeable future will be affected by seasonal trends. The Company's revenues from calling card transactions from its TSD customers tend to be greatest during the second and third quarters, although this revenue composes a smaller percentage of total revenues than does POS services revenue. Variability also occurs in operating expenses due to the timing of network expansion. The Company is expecting to incur significant non-recurring network expansion costs as well as a significant increase in certain recurring network costs during the first and second quarters of 1998. A significant portion of these costs are associated with the Company's roll out of its own on-network "800" access service, circuits required for increases in transaction volumes from POS and Telecom customers and from the implementation of its

FastLink-Registered Trademark- Data Service. The Company may experience a reduction in gross margin in certain quarters depending on the timing of these costs. Network expansion charges are expensed by the Company at the time such costs are incurred. As a result of all these factors, significant variability in quarterly earnings may occur and is expected.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1997, principal sources of liquidity were cash and cash equivalents of $18,516,000, short term investments of $9,899,000 and a bank line of credit of up to $5,000,000. The line of credit bears interest at the prime rate and was not used in 1997. The Company's short term investments are classified as held to maturity investments. In February 1998, the Company entered into an asset purchase agreement with Suntech Processing Systems LLC ("Suntech"). Under the Agreement, the Company will acquire substantially all of Suntech's assets and will assume certain liabilities. Suntech is engaged primarily in the business of providing third-party transaction processing services for automated teller machines. The total purchase price is $17.5 million composed of $12.25 million in cash and the number of shares of TNS common stock determined by dividing $5.25 million by the average closing price for TNS common stock for the ten days immediately preceding the closing. This represents approximately 287,500 shares of TNS common stock .

    Net cash provided by operating activities was $12,302,000 for 1997 up from $10,001,000 for 1996. The increase is primarily from increases in net income and depreciation, a decrease in the rate of increase in accounts receivable, and an increase in accounts payable and accrued expenses.

    Investing activities used $7,389,000 for 1997 as compared to a use of $15,536,000 for 1996. The Company purchased $11,365,000 of equipment in 1997, an increase of $5,115,000 from $6,250,000 for 1996. The increase was primarily due to the build-out of the IP backbone network, the continued expansion of the existing network to accommodate increasing transaction volumes, purchases of network equipment for the Company's own on-network "800" access service, and other network enhancements. Investing activities in 1996 included the receipt of $3,600,000 in proceeds from the maturity of a note receivable. Investing activities in 1997 included approximately $3,700,000 of investments made in certain customers. The remaining net difference between 1997 and 1996 results primarily from significant ($11,149,000) purchases of short-term investments and purchases of intangible assets of $1,682,000 in 1996. Short-term investments maturing in 1997 totaled $5,801,000 and long term investments maturing in 1997 totaled $2,835,000.

    Financing activities used $1,041,000 in 1997 and provided $1,561,000 of cash in 1996. The Company purchased 211,500 shares of its common stock in 1997 for $2,491,000. Proceeds from the exercise of stock options and the employee stock purchase plan provided $1,107,000 in 1997 and $728,000 in 1996.

    At December 31, 1997 the Company had long-term commitments to purchase capital equipment in the amount of approximately $3.8 million over a 12 month period, of which approximately $710,000 is contingent upon the vendor meeting delivery in accordance with development milestones. Except for these arrangements, the Company does not have long-term supply contracts with any of its vendors.

    The Company believes that its existing cash, investment balances, line of credit and cash flows generated by operations will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

NEW ACCOUNTING STANDARDS

    In July 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information." Statement No. 130 requires the Company to present an aggregate amount of "comprehensive income" and the components of "other comprehensive income" in its 1998 financial statements and/or notes thereto. The Company's only component of "other comprehensive income" consists of foreign currency translation adjustments and has not been material. Statement No. 131 will require the Company to disclose segment information using a "management approach" beginning with its December 31, 1998 financial statements.

EFFECTS OF INFLATION

    Inflation is not a material factor affecting the Company's business and has not had a significant effect on the Company's operations to date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Arthur Andersen LLP, Independent Public Accountants..............................................          30
Consolidated Balance Sheets as of December 31, 1997 and 1996...............................................          31
Consolidated Statements of Operations for the years ending December 31, 1997, 1996 and 1995................          32
Consolidated Statements of Stockholders' Equity for the years ending December 31, 1997, 1996 and 1995......          33
Consolidated Statements of Cash Flows for the years ending December 31, 1997, 1996 and 1995................          34
Notes to Consolidated Financial Statements.................................................................          35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Transaction Network Services, Inc.:

    We have audited the accompanying consolidated balance sheets of Transaction Network Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transaction Network Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.,
January 20, 1998 (except with respect to the matter discussed in Note 9, as to which the date is February 27, 1998)

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                      DECEMBER 31,   DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  -------------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................................   $    18,516    $    14,735
  Short-term investments............................................................         9,899         15,700
  Accounts receivable, net of allowance for doubtful accounts of $530 and $598,
    respectively....................................................................        10,618          9,350
  Other current assets..............................................................         1,453            617
                                                                                      -------------  -------------
    Total current assets............................................................        40,486         40,402
                                                                                      -------------  -------------
EQUIPMENT, at cost:
  Network equipment.................................................................        30,101         21,472
  Office equipment..................................................................         4,802          2,688
  Less--Accumulated depreciation....................................................       (14,314)       (10,074)
                                                                                      -------------  -------------
                                                                                            20,589         14,086
                                                                                      -------------  -------------
INTANGIBLE ASSETS:
  Software and intangibles..........................................................        14,119         13,772
  Less--Accumulated amortization....................................................        (4,742)        (3,186)
                                                                                      -------------  -------------
                                                                                             9,377         10,586
                                                                                      -------------  -------------
OTHER ASSETS........................................................................         1,327            909
LONG-TERM INVESTMENTS...............................................................         4,330          2,568
                                                                                      -------------  -------------
    Total assets....................................................................   $    76,109    $    68,551
                                                                                      -------------  -------------
                                                                                      -------------  -------------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.............................................   $     7,256    $     5,551
DEFERRED INCOME TAX, net of current amount..........................................           378            809
                                                                                      -------------  -------------
    Total liabilities...............................................................         7,634          6,360
                                                                                      -------------  -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
  Common stock, $0.01 par value, 20,000 shares authorized, 12,476 and 12,328 shares
    issued, respectively............................................................           125            123
  Additional paid-in capital........................................................        51,292         49,844
  Treasury stock, 211 shares, at cost...............................................        (2,491)       --
  Unearned compensation.............................................................           (46)           (76)
  Retained earnings.................................................................        19,658         12,272
  Foreign currency translation......................................................           (63)            28
                                                                                      -------------  -------------
    Total stockholders' equity......................................................        68,475         62,191
                                                                                      -------------  -------------
    Total liabilities and stockholders' equity......................................   $    76,109    $    68,551
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these consolidated balance sheets.

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------
                                                                                     1997       1996       1995
                                                                                   ---------  ---------  ---------
Revenues.........................................................................  $  63,344  $  52,291  $  41,365
Cost of network services.........................................................     35,322     28,771     21,819
                                                                                   ---------  ---------  ---------
Gross profit.....................................................................     28,022     23,520     19,546
                                                                                   ---------  ---------  ---------
Other operating expenses:
  Engineering & development......................................................      3,431      2,692      2,241
  Selling, general & administrative..............................................      7,941      7,491      5,697
  Depreciation...................................................................      4,793      4,068      3,081
  Amortization of intangibles....................................................      1,570      1,485      1,138
                                                                                   ---------  ---------  ---------
      Total other operating expenses.............................................     17,735     15,736     12,157
                                                                                   ---------  ---------  ---------
Income from operations...........................................................     10,287      7,784      7,389
Interest income..................................................................      1,939      1,670        918
                                                                                   ---------  ---------  ---------
Income before provision for income taxes.........................................     12,226      9,454      8,307
Provision for income taxes.......................................................      4,840      3,640      3,157
                                                                                   ---------  ---------  ---------
Net income.......................................................................  $   7,386  $   5,814  $   5,150
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Diluted earnings per share.......................................................  $    0.59  $    0.46  $    0.45
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------
Basic earnings per share.........................................................  $    0.60  $    0.47  $    0.46
                                                                                   ---------  ---------  ---------
                                                                                   ---------  ---------  ---------

 The accompanying notes are an integral part of these consolidated statements.

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                 (IN THOUSANDS)

                                                                        STOCKHOLDERS' EQUITY
                                      -----------------------------------------------------------------------------------------
                                           COMMON STOCK       ADDITIONAL                        TREASURY STOCK        FOREIGN
                                      ----------------------    PAID-IN       UNEARNED      ----------------------   CURRENCY
                                       SHARES      AMOUNT       CAPITAL     COMPENSATION      SHARES      AMOUNT    TRANSLATION
                                      ---------  -----------  -----------  ---------------  -----------  ---------  -----------
BALANCE, December 31, 1994..........     10,457   $     104    $  23,485      $    (164)        --       $  --       $  --
Amortization of unearned
  compensation......................     --          --           --                 58         --          --          --
Stock issued through public
  offering..........................      1,500          15       23,354         --             --          --          --
Stock issued under benefit plans....        181           2          580         --             --          --          --
Tax benefit of exercise of non-
  qualified options.................     --          --              701         --             --          --          --
Net income..........................     --          --           --             --             --          --          --
                                                                                                    --
                                      ---------         ---   -----------         -----                  ---------  -----------
BALANCE, December 31, 1995..........     12,138         121       48,120           (106)        --          --          --
Amortization of unearned
  compensation......................     --          --           --                 30         --          --          --
Stock issued under benefit plans....        190           2          891         --             --          --          --
Tax benefit of exercise of non-
  qualified options.................     --          --              833         --             --          --          --
Foreign currency translation........     --          --           --             --             --          --              28
Net income..........................     --          --           --             --             --          --          --
                                                                                                    --
                                      ---------         ---   -----------         -----                  ---------  -----------
BALANCE, December 31, 1996..........     12,328         123       49,844            (76)        --          --              28
Amortization of unearned
  compensation......................     --          --           --                 30         --          --          --
Stock issued under benefit plans....        148           2        1,105         --             --          --          --
Purchase of treasury stock..........     --          --           --             --                211      (2,491)     --
Tax benefit of exercise of non-
  qualified options.................     --          --              343         --             --          --          --
Foreign currency translation........     --          --           --             --             --          --             (91)
Net income..........................     --          --           --             --             --          --          --
                                                                                                    --
                                      ---------         ---   -----------         -----                  ---------  -----------
BALANCE, December 31, 1997..........     12,476   $     125    $  51,292      $     (46)           211   $  (2,491)  $     (63)
                                                                                                    --
                                                                                                    --
                                      ---------         ---   -----------         -----                  ---------  -----------
                                      ---------         ---   -----------         -----                  ---------  -----------


                                       RETAINED
                                       EARNINGS
                                      -----------
BALANCE, December 31, 1994..........   $   1,308
Amortization of unearned
  compensation......................      --
Stock issued through public
  offering..........................      --
Stock issued under benefit plans....      --
Tax benefit of exercise of non-
  qualified options.................      --
Net income..........................       5,150

                                      -----------
BALANCE, December 31, 1995..........       6,458
Amortization of unearned
  compensation......................      --
Stock issued under benefit plans....      --
Tax benefit of exercise of non-
  qualified options.................      --
Foreign currency translation........      --
Net income..........................       5,814

                                      -----------
BALANCE, December 31, 1996..........      12,272
Amortization of unearned
  compensation......................      --
Stock issued under benefit plans....      --
Purchase of treasury stock..........      --
Tax benefit of exercise of non-
  qualified options.................      --
Foreign currency translation........      --
Net income..........................       7,386

                                      -----------
BALANCE, December 31, 1997..........   $  19,658

                                      -----------
                                      -----------

 The accompanying notes are an integral part of these consolidated statements.

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                    YEARS ENDED DECEMBER 31,
                                                                                 -------------------------------
                                                                                   1997       1996       1995
                                                                                 ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income...................................................................  $   7,386  $   5,814  $   5,150
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization..............................................      6,363      5,553      4,219
    Unearned compensation......................................................         30         30         58
    Loss on disposals of equipment.............................................         39         14         60
    Deferred income taxes......................................................       (314)    --             82
  Changes in assets and liabilities, net of effects of acquisition:
      Accounts receivable......................................................     (1,549)    (1,634)    (2,186)
      Other current assets.....................................................       (827)        13       (445)
      Other assets.............................................................       (399)       441     (1,150)
      Accounts payable and accrued expenses....................................      1,573       (230)       896
                                                                                 ---------  ---------  ---------
        Net cash provided by operating activities..............................     12,302     10,001      6,684
                                                                                 ---------  ---------  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment.......................................................    (11,365)    (6,250)    (5,638)
  Purchases of intangible assets...............................................       (227)    (1,682)    (3,503)
  Purchase of subsidiary.......................................................       (182)    --         --
  Proceeds from disposals of equipment.........................................         30        107         58
  Collection (issuance) of note receivable.....................................     --          3,600     (3,600)
  Maturities (purchases) of short-term investments, net........................      5,801    (11,149)    (4,551)
  Purchases of long-term investments...........................................     (4,281)      (162)    (2,406)
  Maturities of long-term investments..........................................      2,835     --         --
                                                                                 ---------  ---------  ---------
        Net cash used in investing activities..................................     (7,389)   (15,536)   (19,640)
                                                                                 ---------  ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of Common Stock.......................................     --         --         23,369
  Proceeds from options and employee stock purchase plan.......................      1,107        728        526
  Income tax benefit of deduction for income tax purposes on exercise of
    non-qualified stock options................................................        343        833        701
  Purchases of treasury stock..................................................     (2,491)    --         --
  Repayment of equipment notes and capital leases..............................     --         --           (272)
                                                                                 ---------  ---------  ---------
      Net cash (used in) provided by financing activities......................     (1,041)     1,561     24,324
                                                                                 ---------  ---------  ---------

EFFECT OF EXCHANGE RATE CHANGES ON CASH........................................        (91)        28     --
NET INCREASE (DECREASE) IN CASH AND CASH
      EQUIVALENTS..............................................................      3,781     (3,946)    11,368
CASH AND CASH EQUIVALENTS, beginning of period.................................     14,735     18,681      7,313
                                                                                 ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of period.......................................  $  18,516  $  14,735  $  18,681
                                                                                 ---------  ---------  ---------
                                                                                 ---------  ---------  ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Common Stock issued for 401k matching contribution.........................  $  --      $     165  $      56
    Cash paid for income taxes.................................................      4,846      3,088      1,502
    Conversion of accounts receivable to term note.............................        316     --         --

 The accompanying notes are an integral part of these consolidated statements.

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

    Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the Point-of-Sale/Point-of-Service ("POS") transaction processing industry. In June 1991 the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 7.1 million in the fourth quarter of 1997. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which provides customers in the telecommunications industry with telephone call fraud control and billing validation services. In June 1996, the Company formed Transaction Network Services Limited ("TNSL"), a majority-owned subsidiary. TNSL provides POS network services in Ireland and serves as TNS' European technology and marketing center to support current and future European operations. In October 1997, through TNSL, the Company acquired a majority interest in Pronoma Systems AB. This company has been renamed Transaction Network Services
TNS AB ("TNSAB") and operates as a TNS subsidiary located in Stockholm, Sweden.

    The Company currently operates four divisions: (1) The POS Division which includes the Company's TransXpress-Registered Trademark- network services for the POS transaction processing industry, (2) The Telecom Services Division ("TSD") which includes FTI's CARD*TEL-Registered Trademark- telephone call billing validation and fraud control services and other services targeting primarily the telecommunications industry, (3) The Financial Services Division ("FSD") which provides TNS' FastLink-Registered Trademark- Data Service in support of the Financial Information eXchange ("FIX") messaging protocol and other transaction oriented trading applications primarily to the financial services community, and (4) The International Systems Division ("ISD") which markets the Company's products and services internationally.

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    The majority of the Company's revenues are derived from the transmission of POS transactions (predominantly credit and debit card transactions), which are processed electronically by a small number of third party POS transaction processors. The Company's TransXpress-Registered Trademark- network services implement proprietary technology that provides a communications link between the merchant site and the transaction processor. The Company markets its TransXpress-Registered Trademark- network services directly to third party POS transaction processors, who in turn resell the Company's network services as a part of the processors' own services.

    The Company's CARD*TEL-Registered Trademark- telecommunications services utilize proprietary fraud control technology and databases to provide real-time telephone call billing validation and fraud control services to the telecommunications industry, including long distance telephone companies, operator services providers, information services providers and private pay telephone companies.

    The majority of the Company's international activities are located in the United Kingdom ("UK"), Canada, Ireland, and Sweden. In the UK and Canada, the Company has entered into technology transfer arrangements whereby TNS provides POS equipment and proprietary billing and network software. Under these arrangements the Company receives recurring revenues in the form of software license and maintenance fees, and royalties based on revenues generated by its international customers. The Company began to recognize royalty revenue under these arrangements in 1997. TNSL provides POS network services primarily in Ireland. TNSAB serves as TNS' hub for providing transaction transport services throughout the Scandinavian countries.

    The TNS FastLink-Registered Trademark- Data Service routes FIX protocol messages over a secure TCP/IP network developed, operated and maintained by TNS. The service includes primarily electronic communication of indications of interest, orders and execution reports which are normally phoned between traders or transmitted via proprietary systems.

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

DILUTED AND BASIC EARNINGS PER SHARE

    On March 3, 1997 the Financial Accounting Standards Board ("FASB") released Statement No. 128, "Earnings Per Share." Statement No. 128 requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The Company's previously reported primary earnings per share amounts are identical to the diluted earnings per share amounts under Statement No. 128. The Company adopted Statement No. 128 in 1997 and restated all previously reported per share amounts. Options to purchase 74,967 shares of common stock in the price range of $14.38 through $20.17 per share were outstanding during 1997 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares. The options expire on dates ranging from September 18, 2005 to December 18, 2007.

                                                          1997          1996          1995
                                                      ------------  ------------  ------------
Weighted average common shares outstanding (basic
  earnings per share)...............................    12,255,729    12,259,533    11,104,944
Stock option equivalents............................       362,807       331,424       427,926
                                                      ------------  ------------  ------------
Weighted average shares and equivalents (diluted
  earnings per share)...............................    12,618,536    12,590,957    11,532,870
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Diluted earnings per share..........................  $       0.59  $       0.46  $       0.45
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------
Basic earnings per share............................  $       0.60  $       0.47  $       0.46
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

RECENT AUTHORITATIVE PRONOUNCEMENTS

    In July 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information." Statement No. 130 requires the Company to present an aggregate amount of "comprehensive income" and the components of "other comprehensive income" in its 1998 financial statements and/or notes thereto. The Company's only component of "other comprehensive income" consists of foreign currency translation adjustments and has not been material. Statement No. 131 will require the Company to disclose segment information using a "management approach" beginning with its December 31, 1998 financial statements.

FINANCIAL INSTRUMENTS

    The Company considers all securities purchased with an original maturity of three months or less at the date of purchase to be cash equivalents.

    The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. At December 31, 1997 and 1996, the Company's marketable securities consisted primarily of money market accounts (classified as cash equivalents), U.S.

government and government agency securities, investment grade corporate bonds, and overnight reverse repurchase agreements (classified as cash equivalents), all of which the Company has both the positive intent and ability to hold until maturity. These securities are reported at amortized cost. The contractual maturities of held to maturity securities ranges from under one year to twenty-two months.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value:

        CURRENT ASSETS AND CURRENT LIABILITIES

    The carrying amount approximated fair value because of the short maturity of those instruments.

        INVESTMENTS

    At December 31, 1997, the fair values of marketable securities based on quoted market prices, on national exchanges approximated the carrying amounts. Certain of the Company's financial instruments included in investments have no quoted market prices. However, the Company believes by reference to stated interest rates and security held, the fair value of the assets would not differ materially from their carrying values.

CREDIT RISK

    The Company's assets that are exposed to credit risk consist primarily of cash equivalents, investments (including non-marketable securities) of approximately $3.6 million, and accounts receivable. Accounts receivable consist of geographically dispersed customers, and the Company has not experienced significant losses related to uncollectible accounts from its POS customers. Revenues from its telecommunications services customers, are subject to a higher degree of credit risk than is the case for the Company's POS services customers. The Company reserves for the credit risk associated with this customer base.

LONG-LIVED ASSETS

    The Company's long-lived assets consist of network equipment and intangible assets. The Company periodically reviews the value of its assets to determine if an impairment has occurred. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the carrying value of the assets is impaired.

EQUIPMENT

    Network and office equipment is recorded at cost. Depreciation expense is calculated using the straight-line method. Network equipment is depreciated over estimated useful lives of three to five years. Office equipment is depreciated over estimated useful lives of three to ten years.

INTANGIBLE ASSETS

    Intangible assets are being amortized over useful lives ranging from five to ten years.

REVENUE RECOGNITION

    The Company recognizes services revenue as the related services are performed. Advance payments for services are deferred and recognized as revenue when earned. POS services revenue is derived primarily from the transmission through its network of transaction information between merchant or service provider POS terminals and transaction-processing computer centers. TSD revenue consists primarily of fees charged on a per query basis to customers for telephone call fraud-control and billing validation services. FSD revenue is derived primarily from monthly recurring fees. International revenue consists primarily of royalties, software license fees and equipment sales. Revenue from equipment sales is recognized upon shipment. Revenue from maintenance and software licenses is recognized ratably over the term of the agreement. Revenue from royalties are recognized when earned.

COST OF NETWORK SERVICES

    Cost of network services principally includes usage charges for data transmission and database access, leased digital transmission capacity charges, transmission capacity installation charges, activation charges, salaries, equipment maintenance and other related network costs. These costs are expensed by the Company at the time such costs are incurred. Depreciation expense on network equipment was $4,124,000, $3,623,000 and $2,811,000 for the years ended December 31, 1997, 1996 and 1995, respectively, and is included in depreciation expense.

ENGINEERING AND DEVELOPMENT COSTS

    Expenditures for engineering and development activities are charged to expense as incurred.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or credits are based upon the changes in the asset or liability from period to period.

MAJORITY OWNED SUBSIDIARIES

    In 1996, the Company formed TNSL in Ireland. In 1997, through TNSL, the Company purchased a majority interest in TNSAB. The Company has provided the minority shareholders of TNSL and TNSAB the right to put their shares to the Company at the fair value of the shares at the exercise date. The Company also has the right to call the minority shares at fair value. Both the put and call provisions related toTNSL expire in 2007. The put and call provisions related to TNSAB expire in 2003. Proforma information related to the TNSAB acquisition is not included herein as the acquisition was not material.

RECLASSIFICATIONS

    Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2. INVESTMENTS AND OTHER ASSETS:

    On June 30, 1995, the Company purchased from Intellicall, Inc. ("Intellicall") certain contract rights related to Intellicall's telephone call validation and fraud control services, including Intellicall's validation services contracts with customers. The Company also purchased a validation services contract with Intellicall and an exclusive U.S. license to Intellicall's VICS software (excluding certain markets). Intellicall agreed not to compete for ten years with the Company in the provision of validation services and to exclusively market the Company's validation services to Intellicall's customers (excepting, in each case, such excluded markets). The Company paid $3 million in cash for these intangible assets. The Company is amortizing the cost of these assets over ten years. The Company also prepaid $1.5 million to Intellicall for billing services. The Company is recording the expense as the services are provided, based upon volume of transactions covered by the agreement.

    On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases used to provide fraud control and billing validation services. The transaction also included a ten year exclusive service agreement, a joint marketing agreement to cross-sell each other's services and a warrant agreement giving the Company the right to purchase

100,000 shares of AMNEX Common Stock . The Company paid approximately $1.5 million in cash for these assets. The Company amortizes the cost of these assets over five to ten years.

    In 1997, in connection with obtaining new customers for the Company's service offerings, the Company made certain strategic investments discussed below.

    In July 1997, the Company obtained a five year exclusive data services agreement and a joint marketing agreement from a customer. The Company invested $2.0 million in this customer in the form of subordinated convertible debt. Interest is payable each August, beginning in August 1998. Alternatively, the customer may issue an additional note equal to the accrued interest on terms and with rights identical to the original note. At any time, the Company may convert all or any portion of the principal plus accrued interest into a minority interest in the customers' common stock. The customer may redeem up to 50% of the debt at any time up until August 1999 at a specified annual internal rate of return. The principal and any unpaid accrued interest matures in August 2005, and as a result, the investment is recorded as a long-term investment. This investment is classified as an available for sale security due to its conversion provisions. Fair value approximated carrying value at December 31, 1997.

    In July 1997, the Company obtained agreements to provide
CARD*TEL-Registered Trademark- services for a five year period from a customer. The Company paid this customer $500,000 for a software license to use the customers' proprietary call monitoring and screening system and related databases along with an option (the "Option") to purchase a minority ownership interest in the customer. The Option is exercisable beginning in June 1998 and expires in June 2002. The customer may cancel a portion of the Option at an escalating call price. The Company is amortizing the cost of the software license over five years. The Company also loaned the customer $250,000 as a term loan (the "Term Loan") and $1.2 million under a secured revolving credit agreement (the "Revolver"). In October 1997 all amounts due under the Revolver were repaid. The remaining Term Loan is secured by certain collateral, interest is payable monthly, and principal payments are due in three annual payments on the next three loan anniversary dates.

    In August 1997, the Company loaned a customer $500,000 under a secured term loan. Interest is payable monthly and principal is due in February 1998. The customer repaid $100,000 of principal in 1997.

    In November 1997, the Company loaned a vendor $500,000. Principal and interest are payable in November 1998. In connection with this loan the Company received the exclusive European distribution rights to the borrowers' products used in connection with the provision of POS and automated teller machine services. A limited partnership (the "Partnership") controlled by the Company's Chief Executive Officer and a venture capital firm, one of whose partners is a Company director, are minority shareholders in this company. The Company's loan is guaranteed by the Partnership.

    In December 1997, the Company executed a $450,000 secured term note with a POS customer. The principal balance includes the conversion of approximately $316,000 of outstanding accounts receivable. Interest is payable monthly beginning February 1998. Principal is payable in 36 monthly installments beginning January 2000. The note is secured by certain collateral including the stock of the borrower.

3. ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    Accounts payable and accrued expenses consist of the following as of December 31 (in thousands).

                                                                               1997       1996
                                                                             ---------  ---------
Accounts payable and accrued network costs.................................  $   4,601  $   3,554
Accrued payroll and related expenses.......................................        649        449
Deferred revenue...........................................................        638        440
Current portion of deferred income taxes...................................        387        270
Other......................................................................        981        838
                                                                             ---------  ---------
    Total..................................................................  $   7,256  $   5,551
                                                                             ---------  ---------
                                                                             ---------  ---------

4. LINE-OF-CREDIT AGREEMENT:

    The Company has a line-of-credit with a bank which expires on June 30, 1998. Borrowings on the line are limited to $5,000,000. Amounts outstanding under the line bear interest at the prime rate, are secured by the Company's accounts receivable, as defined, and are subject to restrictions on additional borrowings and certain non-financial covenants. The line-of-credit has not been used.

5. INCOME TAXES:

    The components of income tax expense (benefit) for the years ending December 31, 1997 1996 and 1995 consist of the following (in thousands).

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Current provision:
  Federal........................................................  $   4,649  $   3,262  $   2,649
  State..........................................................        505        378        426
Deferred (benefit) provision:
  Federal........................................................       (283)        --         71
  State..........................................................        (31)        --         11
                                                                   ---------  ---------  ---------
                                                                   $   4,840  $   3,640  $   3,157
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The provision for income taxes results in effective rates for the years ending December 31, 1997, 1996 and 1995 which differ from the Federal statutory rate as follows.

                                                                       1997       1996       1995
                                                                     ---------  ---------  ---------
Statutory Federal income tax rate..................................       35.0%      35.0%      35.0%
Impact of graduated rates..........................................       (1.0)      (1.0)      (1.0)
State income taxes, net of Federal tax benefit.....................        3.7        4.0        4.0
Effect of foreign tax rates........................................        1.9        0.5         --
                                                                           ---        ---        ---
Effective rate.....................................................       39.6%      38.5%      38.0%
                                                                           ---        ---        ---
                                                                           ---        ---        ---

    The components of the net deferred tax liability are as follows at December 31 (in thousands).

                                                                               1997       1996
                                                                             ---------  ---------
Depreciation...............................................................  $    (968) $  (1,048)
Differences between cash and accrual accounting methods....................       (202)      (406)
Amortization of intangibles................................................        590        441
Other......................................................................       (185)       (66)
                                                                             ---------  ---------
Net deferred income tax liability..........................................  $    (765) $  (1,079)
                                                                             ---------  ---------
                                                                             ---------  ---------

6. STOCKHOLDERS' EQUITY:

PUBLIC OFFERING

    On August 16, 1995, the Company completed its second public offering. The offering included 2,700,000 shares of Common Stock at a price per share of $16.67. Of the 2,700,000 shares, 1,500,000 were sold by the Company and 1,200,000 were sold by selling shareholders. After underwriting discounts, commissions and other professional fees, net proceeds to the Company from the offering were approximately $23.4 million.

TREASURY STOCK

    In December 1996, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its issued and outstanding Common Stock. Purchased shares will be held in treasury for use in funding the

Company's stock option program, or such other approved uses. During 1997, the Company purchased a total of 211,500 shares for approximately $2.5 million.

STOCK OPTION PLAN

    The Company has a stock option plan (the "1991 Plan") which provides for the issuance of both qualified and nonqualified options to purchase up to 690,000 shares of Common Stock. Options may be granted under the 1991 Plan at any time prior to December 31, 2000, and are exercisable for periods up to ten years from the date of grant. In 1994, the Company adopted an additional stock option plan ("1994 Plan"). In April 1997, the shares authorized under the 1994 Plan were increased to 1,800,000 shares. As of December 31, 1997, a total of 220,319 shares were available for future awards under these plans.

    The following table summarizes the activity for the Company's stock option plans for the three years ended December 31, 1997.

                                                                                                       WEIGHTED
                                                                  NUMBER OF                             AVERAGE
                                                                   SHARES               PRICE          EXERCISE
                                                                UNDER OPTION          PER SHARE          PRICE
                                                             -------------------  -----------------  -------------
Options outstanding, December 31, 1994.....................          685,726      $ 0.13--$9.25        $    2.91
  Granted (weighted average fair value $3.27)..............          262,200      $ 6.25--$16.33       $    9.81
  Exercised................................................         (160,950)     $ 0.13--$9.25        $    2.46
  Canceled/expired.........................................         (124,200)     $ 0.27--$16.33       $    4.05
                                                                    --------      -----------------       ------
Options outstanding, December 31, 1995.....................          662,776      $ 0.13--$16.33       $    5.54
  Granted (weighted average fair value $8.11)..............           10,800      $14.25--$20.17       $   16.54
  Exercised................................................         (155,061)     $ 0.13--$10.67       $    3.02
  Canceled/expired.........................................          (10,500)     $ 6.25--$6.25        $    6.25
                                                                    --------      -----------------       ------
Options outstanding, December 31, 1996.....................          508,015      $ 0.13--$20.17       $    6.52
  Granted (weighted average fair value $4.81)..............        1,209,570      $10.00--$17.00       $   11.31
  Exercised................................................         (125,304)     $ 0.13--$20.17       $    6.90
  Canceled/expired.........................................          (58,139)     $ 4.00--$20.17       $    9.13
                                                                    --------      -----------------       ------
Options outstanding, December 31, 1997.....................        1,534,142      $ 0.13--$20.17       $    6.82
                                                                    --------      -----------------       ------
                                                                    --------      -----------------       ------

                   OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                            AS OF DECEMBER 31, 1997

                                  WEIGHTED
                                   AVERAGE
                                    YEARS
                       NUMBER     REMAINING     WEIGHTED       NUMBER      WEIGHTED
 RANGE OF EXERCISE    OUTSTANDING CONTRACTUAL    AVERAGE     EXERCISABLE    AVERAGE
                        AS OF       LIFE        EXERCISE        AS OF      EXERCISE
       PRICES         12/31/97      YEARS        PRICES       12/31/97      PRICES
--------------------  ---------  -----------  -------------  -----------  -----------
$    0.13      -      $    4.00     154,614          4.20     $    1.82      138,489    $    1.57
$    6.25      -      $   10.00     999,278          8.69     $    9.77      228,730    $    9.48
$   10.38      -      $   15.88     318,050          9.49     $   14.02       12,600    $   14.56
$   16.17      -      $   20.17      62,200          9.56     $   16.85        1,950    $   17.11
---------             ---------  -----------          ---    -----------  -----------  -----------
$    0.13      -      $   20.17   1,534,142          8.44     $    6.82      381,769    $    6.82
---------             ---------  -----------          ---    -----------  -----------  -----------
---------             ---------  -----------          ---    -----------  -----------  -----------

EMPLOYEE STOCK PURCHASE PLAN

    In 1994, the Company adopted an Employee Stock Purchase Plan ("ESPP"). Eligible employees may contribute up to 10% of their base earnings toward the semi-annual purchase of Common Stock. Under the terms of the plan, 150,000 shares of authorized Common Stock were reserved for purchase at 85% of the fair market price at the beginning or end of each six-month offering period, whichever is lower. During 1995, employees purchased 6,925 shares at $7.51 per share and 8,799 shares at $8.89 per share. During 1996, employees purchased 9,124 shares at $12.18 per share and 14,582 shares at $10.20 per share. During 1997, employees purchased 11,265 shares at $10.20 per share and 12,958 shares at $10.94 per share. The weighted average fair value for shares purchased under the ESPP was $3.60 for 1997, $2.79 for 1996 and $1.70 for 1995.

    The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". Had compensation cost for the Company's stock option and stock purchase plans been determined based on the fair value at the grant date for awards in 1997, 1996, and 1995 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                                                     1997       1996       1995
                                                                   ---------  ---------  ---------
Net Earnings (thousands)--pro forma..............................  $   6,667  $   5,633  $   5,042
Diluted earnings per share--pro forma............................  $    0.53  $    0.45  $    0.44
Basic earnings per share--pro forma..............................  $    0.54  $    0.46  $    0.45

    The fair value is estimated on the date of grant using the Black-Scholes option-pricing model. For 1995 grants, the following weighted-average assumptions used: dividend yield of 0%, expected volatility of 48%; risk-free interest rate of 5.94%; and expected lives of approximately 3 years. For 1996 grants, the following weighted-average assumptions were used: dividend yield of 0%, expected volatility of 49%; risk-free interest rate of 5.5%; and expected lives of approximately 3 years. For 1997 grants, the following weighted-average assumptions were used: a dividended yield of 0%; expected volatility of 51%; risk-free interest of 5.46%; and expected lives of approximately 3 years. The effects of applying SFAS No. 123 in the proforma disclosure are not indicative of future amounts. SFAS No. 123 does not apply to awards prior to 1995.

7. COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

    The Company leases office space under operating leases. On September 21, 1995, the Company entered into an office lease with Pond Building, L.L.C. commencing in March 1996 on an office building (the "Office Building") which it uses as its headquarters facility. The lease term is 12 years and payments escalate every year based on a factor tied to the change in the Consumer Price Index, but not to exceed 3% per annum. In connection with this lease, the Company loaned the purchaser of the building $3.6 million which was repaid with interest in 1996. The Company also leases space for network equipment sites and certain office equipment under operating leases. Future annual commitments under the Company's operating leases are as follows:

                                 YEARS ENDING                                         (IN
                                 DECEMBER 31,                                     THOUSANDS)
-------------------------------------------------------------------------------  -------------
1998...........................................................................    $   1,463
1999...........................................................................        1,369
2000...........................................................................        1,183
2001...........................................................................        1,171
2002...........................................................................        1,171
Thereafter.....................................................................        3,005
                                                                                      ------
                                                                                   $   9,362
                                                                                      ------
                                                                                      ------

    Rent expense for the years ended December 31, 1997, 1996, and 1995 was approximately $1,555,000, $1,433,000, and $581,000, respectively.

BENEFIT PLANS

    The Company has a 401(k) profit sharing plan which covers eligible employees. The Company makes discretionary matching contributions to the plan. For 1994, the Company's Board of Directors elected to make a matching contribution in the form of Common Stock in lieu of cash. Matching shares were issued at market price on the date of the Board of Directors' election and have a vesting period of 3 years. The Company issued 5,319 in 1995 as a 1994 contribution. For 1995, a discretionary matching contribution of 10,754 shares was approved and was issued in 1996. For 1997 and 1996, the Company approved a discretionary matching contribution of approximately $100,000 (25% of each eligible employee's contribution made during each year) to be paid in cash.

    The Company does not offer postretirement or postemployment benefits.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

    A significant portion of the Company's revenue is made to a limited number of customers. For the years ended December 31, 1997, 1996 and 1995, the Company recorded sales to these customers as follows (in thousands):

                                                                    1997       1996       1995
                                                                  ---------  ---------  ---------
Customer A......................................................  $  11,105  $   8,962  $   6,614
Customer B......................................................          *      6,244      5,059
Customer C......................................................          *          *      4,147

------------------------

*   Revenue was less than 10% of total revenues for the period.

    In June 1995, the Company's then sixth largest customer purchased the Company's then largest customer. The above sales amounts reflect this transaction, and other combinations, as if they had occurred on January 1, 1995.

    Certain key components used in the Company's network are currently available only from limited sources. The Company does not have long-term supply contracts with these or any other limited source vendors and purchases network equipment on a purchase order basis. The inability to obtain sufficient quantities of limited source equipment as required, or to develop alternative sources as required in the future, could result in delays or reductions in the Company's development and deployment of network equipment, which could adversely affect the Company's business, operating results and financial condition. As of December 31, 1997, the Company had long term commitments to purchase approximately $3.8 million in capital equipment of which $710,000 is contingent upon delivery of development milestones by a vendor. Except for these arrangements, the Company does not have long-term supply contracts.

8. QUARTERLY DATA--UNAUDITED

    The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal recurring nature and necessary for a fair presentation of the results of operations for the interim periods presented. Quarterly information may not total to annual amounts in some cases due to rounding.

                                                                                  QUARTERS ENDED
             FOR THE YEAR ENDED DECEMBER 31, 1997               --------------------------------------------------
           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
--------------------------------------------------------------  -----------  ---------  ------------  ------------
Revenues......................................................   $  13,115   $  15,444   $   17,170    $   17,615
Gross profit..................................................       5,707       6,830        7,630         7,855
Income from operations before interest and taxes..............       1,357       2,325        3,098         3,507
Net income....................................................       1,002       1,609        2,256         2,519
Diluted earnings per share....................................   $    0.08   $    0.13   $     0.18    $     0.20
Basic earnings per share......................................   $    0.08   $    0.13   $     0.18    $     0.21

                                                                                  QUARTERS ENDED
             FOR THE YEAR ENDED DECEMBER 31, 1996               --------------------------------------------------
           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
--------------------------------------------------------------  -----------  ---------  ------------  ------------
Revenues......................................................   $  10,933   $  13,168   $   14,840    $   13,350
Gross profit..................................................       4,707       6,021        6,674         6,119
Income from operations before interest and taxes..............       1,050       1,926        2,684         2,125
Net income....................................................         899       1,473        1,867         1,575
Diluted earnings per share....................................   $    0.07   $    0.12   $     0.15    $     0.13
Basic earnings per share......................................   $    0.07   $    0.12   $     0.15    $     0.13

9. SUBSEQUENT EVENTS

    On February 27, 1998, the Company entered into an asset purchase agreement (the "Agreement") with Suntech Processing Systems LLC ("Suntech"). Under the Agreement, the Company acquired substantially all of Suntech's assets and assumed certain liabilities. Suntech is engaged primarily in the business of providing third-party transaction processing services for automated teller machines. The total purchase price was $17.5 million composed of $12.25 million in cash and the number of shares of TNS common stock determined by dividing $5.25 million by the average closing price for TNS common stock for the ten days immediately preceding the closing. This represents approximately 287,500 shares of TNS common stock .

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND OFFICERS OF THE REGISTRANT

(A)  IDENTIFICATION OF DIRECTORS

    The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors," contained in the Proxy Statement related to the Annual Meeting of Stockholders to be held on April 14, 1998 (the "Proxy Statement").

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

    The following documents are filed as part of this Annual Report on Form
10-K:

    (a) 1. Financial Statements. The following consolidated financial statements of the Company and Report of Independent Public Accountants relating thereto are filed as Item 8 of this report.

        DESCRIPTION
       Report of Arthur Andersen LLP, Independent Public Accountants

       Consolidated Balance Sheets as of December 31, 1997 and 1996

       Consolidated Statements of Operations for the years ending December 31, 1997, 1996 and
         1995

       Consolidated Statements of Stockholders' Equity for the years ending December 31, 1997, 1996 and 1995

       Consolidated Statements of Cash Flows for the years ending December 31, 1997, 1996 and 1995

       Notes to Consolidated Financial Statements

       2. Financial Statement Schedules. The Financial Statement Schedule described below is filed as part of this report.

        DESCRIPTION
       Report of Arthur Andersen LLP, Independent Public Accountants

       Schedule II  Valuation and Qualifying Accounts

    (b) Reports on Form 8-K

       None.

    (c)  Exhibits

       None.

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

     10.5  Addendum IV to the FDC Service Agreement dated as of February 13, 1996 (confidential treatment has been requested for portions of this exhibit). (5)

     10.6  Deed of Lease dated September 21, 1995 between the Company and Pond Building, L.L.C.
           (6)

     23.1  Consent of Arthur Andersen LLP. (7)

    (d) Financial Statement Schedules see Item (a)2 above

------------------------

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

(3) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-85434).

(4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-95132).

(5) Incorporated by reference to the Company's Annual Report on Form 10-K dated March 8, 1996.

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated September 30, 1995.

(7) Filed here with.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Transaction Network Services, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Transaction Network Services, Inc. (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated January 20, 1998 (except with respect to the matter discussed in Note 9 to the consolidated financial statements, as to which the date is February 27, 1998). Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Washington, D.C.,
January 20, 1998

                                                                     SCHEDULE II

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION                                                         BALANCE AT      CHARGED TO                     BALANCE
  Allowance for doubtful accounts                                  BEGINNING OF      COSTS AND                    AT END OF
  (deducted from accounts receivable in thousands)                    PERIOD         EXPENSES      DEDUCTIONS      PERIOD
                                                                  ---------------  -------------  -------------  -----------
YEAR ENDED DECEMBER 31, 1997....................................     $     598       $      60      $    (128)    $     530
YEAR ENDED DECEMBER 31, 1996....................................     $     432       $     491      $    (325)    $     598
YEAR ENDED DECEMBER 31, 1995....................................     $     374       $     142      $     (84)    $     432

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, State of Virginia, on the 9th day of March, 1998.

                                TRANSACTION NETWORK SERVICES, INC.

                                By:          /s/ JOHN J. MCDONNELL, JR.
                                     -----------------------------------------
                                               John J. McDonnell, Jr.
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

                                President, Chief Executive
  /s/ JOHN J. MCDONNELL, JR.      Officer and Director
------------------------------    (Principal Executive         March 9, 1998
    John J. McDonnell, Jr.        Officer)

     /s/ THADDEUS G. WEED
------------------------------  Chief Financial Officer        March 9, 1998
       Thaddeus G. Weed           and Treasurer

      /s/ JURGEN MANCHOT
------------------------------  Director                       March 9, 1998
        Jurgen Manchot

    /s/ WILLIAM N. MELTON
------------------------------  Director                       March 9, 1998
      William N. Melton

     /s/ JOHN S. MCCARTHY
------------------------------  Director                       March 9, 1998
       John S. McCarthy

     /s/ HENRY R. NICHOLS
------------------------------  Director                       March 9, 1998
       Henry R. Nichols

      /s/ PAOLO L. GUIDI
------------------------------  Director                       March 9, 1998
        Paolo L. Guidi