Form 10-K/A
period 1997-12-31
TRANSACTION NETWORK SERVICES INC
filed 1998-05-04
CIK 920231

------------------------------------------------------------------------------
------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                   -----------

                                   FORM 10-K/A
                                 Amendment No. 1

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

// TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 0-23856
                                   -----------

                       TRANSACTION NETWORK SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

              Delaware                                      54-1555332
    (State or other jurisdiction                         (I.R.S. Employer
  of incorporation or organization)                    Identification Number)
1939 Roland Clarke Place, Reston, Virginia
  (Address of principal executive offices)
                                    20191
                               (zip code)

       Registrant's telephone number, including area code: (703) 453-8300

                                   -----------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $0.01 par value

                                (Title of Class)
                                   -----------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes U No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing price on February 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $179,169,466. The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 12,275,982 on February 16, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement related to the Annual Meeting of Stockholders held on April 14, 1998.

                                    PART III

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         The following exhibits are filed as part of this Annual Report on Form 10-K:

                  (c)  Exhibits


 3.1  Certificate of Incorporation of the Registrant, as amended. (1)
 3.2  Bylaws of the Registrant. (1)
 4.1  Fourth Amended and Restated Investors Rights Agreement dated as of
      June 3, 1994 by and among the Registrant and certain investors. (2)
10.1  1991 Stock Option Plan, as amended. (1)
10.2  1994 Stock Option Plan, as amended. (1)
10.3  1994 Employee Stock Purchase Plan, as amended. (3)
10.4  Service Agreement dated June 1, 1993 between the Company and First
      Data Corporation, as amended ("FDC Service Agreement") (confidential treatment has been granted for portions of this exhibit). (4)
10.5  Addendum IV to the FDC Service Agreement dated as of February 13, 1996
      (confidential treatment has been granted for portions of this exhibit). (5)
10.6  Deed of Lease dated September 21, 1995 between the Company and Pond
      Building, L.L.C. (6)
23.1  Consent of Arthur Andersen LLP. (7)
27.1  Restated Financial Data Schedule for the Year Ended December 31, 1995;
      for the Nine Months Ended September 30, 1996; and for the Year ended
      Decemeber 31, 1996


         -----------

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

         (3) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-85434).

         (4) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-95132).

         (5) Incorporated by reference to the Company's Annual Report on Form 10-K dated March 8, 1996.

         (6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated September 30, 1995.

         (7) Filed with the Company's Annual Report on Form 10-K, dated March 9, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, State of Virginia, on the 29th day of April, 1998.

                                           TRANSACTION NETWORK SERVICES, INC.

                                           By: /s/   John J. McDonnell III
                                               -------------------------------
                                                     John J. McDonnell III
                                                Vice President - General Counsel