Form 10-Q
period 1998-03-31
TRANSACTION NETWORK SERVICES INC
filed 1998-05-15
CIK 920231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION


                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                      Shares Outstanding as of May 10, 1998
               12,655,733 Shares of Common Stock, $0.01 par value

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                                          March 31,                December 31,
                                                                            1998                       1997
                                                                       ----------------           ---------------
                                                                         (Unaudited)


                                              ASSETS

CURRENT ASSETS:
        Cash and cash equivalents                                          $     9,987                $   18,516
        Short-term investments                                                   5,224                     9,899
        Accounts receivable, net of allowance for doubtful
          accounts of $565 and $530, respectively                               12,202                    10,618
        Other current assets                                                     2,093                     1,453
                                                                       ----------------           ---------------
               Total current assets                                             29,506                    40,486
                                                                       ----------------           ---------------
EQUIPMENT, at cost:
        Network equipment                                                       33,481                    30,101
        Office equipment                                                         5,471                     4,802
        Less - Accumulated depreciation                                        (15,635)                   (14,314)
                                                                       ----------------           ---------------
                                                                                23,317                    20,589
                                                                       ----------------           ---------------
INTANGIBLE ASSETS:
        Software and intangibles                                                23,494                    14,119
        Less - Accumulated amortization                                         (5,243)                   (4,742)
                                                                       ----------------           ---------------
                                                                                18,251                     9,377
                                                                       ----------------           ---------------
OTHER  ASSETS                                                                      823                       877
LONG-TERM INVESTMENTS                                                            5,786                     4,780
ASSETS HELD FOR SALE                                                             8,250                         -
                                                                       ----------------           ---------------
               Total assets                                                 $   85,933                $   76,109
                                                                       ----------------           ---------------
                                                                       ----------------           ---------------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
        Accounts payable and accrued expenses                               $   10,044               $     7,256
DEFERRED INCOME TAX, net of current amount                                         378                       378
                                                                       ----------------           ---------------
               Total liabilities                                                10,422                     7,634
                                                                       ----------------           ---------------
COMMITMENTS AND CONTINGENCIES (NOTE 5)
STOCKHOLDERS' EQUITY :
        Common stock, $0.01 par value, 20,000 shares authorized,
            12,604 and 12,476 shares issued, respectively                          126                       125
        Additional paid-in capital                                              54,375                    51,292
        Treasury stock, none and 211 shares, at cost                                 -                    (2,491)
        Unearned compensation                                                     (39)                       (46)
        Retained earnings                                                       21,167                    19,658
        Foreign currency translation                                             (118)                       (63)
                                                                       ----------------           ---------------
               Total stockholders' equity                                       75,511                    68,475
                                                                       ----------------           ---------------
               Total liabilities and stockholders' equity                   $   85,933                $   76,109
                                                                       ----------------           ---------------
                                                                       ----------------           ---------------


               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                             Three Months Ended
                                                                March 31,
                                                --------------------------------------
                                                     1998                   1997
                                                ----------------       ---------------
                                                                     (Unaudited)

Revenues                                               $ 18,077              $ 13,115
Cost of network services                                 10,707                 7,408
                                                ----------------       ---------------
Gross profit                                              7,370                 5,707
                                                ----------------       ---------------
Other operating expenses:
        Engineering & development                         1,027                   786
        Selling, general & administrative                 2,515                 2,077
        Depreciation                                      1,394                 1,103
        Amortization of intangibles                         451                   384
                                                ----------------       ---------------
Total other operating expenses                            5,387                 4,350
                                                ----------------       ---------------
Income from operations                                    1,983                 1,357
Interest income                                             491                   409
                                                ----------------       ---------------
Income before provision for income taxes                  2,474                 1,766
Provision for income taxes                                  965                   764
                                                ----------------       ---------------
Net income                                            $   1,509             $   1,002
                                                ----------------       ---------------
                                                ----------------       ---------------


 Diluted earnings per common share                       $ 0.12                $ 0.08
                                                ----------------       ---------------
                                                ----------------       ---------------

 Basic earnings per common share                         $ 0.12                $ 0.08
                                                ----------------       ---------------
                                                ----------------       ---------------

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                           1998                1997
                                                                                      ----------------    ---------------
                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Income                                                                           $    1,509          $   1,002
      Adjustments to reconcile net income to net cash
           provided by operating activities:
           Depreciation and amortization                                                        1,845              1,487
           Unearned compensation                                                                    7                  7
           Loss on disposals of equipment                                                           -                 49
      Changes in assets and liabilities, net of effects of acquisition:
               Accounts receivable                                                             (1,424)             1,648
               Other current assets                                                              (608)              (382)
               Other assets                                                                        54                 47
               Accounts payable and accrued expenses                                            1,808                 57
                                                                                      ----------------    ---------------
                   Net cash provided by operating activities                                    3,191              3,915
                                                                                      ----------------    ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
           Purchases of equipment                                                              (3,409)            (2,181)
           Purchases of intangible assets                                                          (7)                 3
           Payment for acquisition, net                                                       (12,243)                 -
           Proceeds from disposals of equipment                                                     -                 12
           Maturities (purchases) of short-term investments, net                                4,675               (589)
           Purchases of long-term investments, net                                             (1,006)                 -
           Maturities of long term investments                                                      -               2,518
                                                                                      ----------------    ---------------
               Net cash used in investing activities                                          (11,990)              (237)
                                                                                      ----------------    ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from options and employee stock purchase plan                                 325                 58
                                                                                      ----------------    ---------------
               Net cash provided by financing activities                                          325                 58
                                                                                      ----------------    ---------------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                           (55)               (25)
NET (DECREASE) INCREASE IN CASH AND CASH
               EQUIVALENTS                                                                     (8,529)              3,711
CASH AND CASH EQUIVALENTS, beginning of period                                                 18,516              14,735
                                                                                      ----------------    ---------------
CASH AND CASH EQUIVALENTS, end of period                                                   $    9,987            $ 18,446
                                                                                      ----------------    ---------------
                                                                                      ----------------    ---------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
           Cash paid for income taxes                                                     $       638         $      470
           Fair value of assets acquired                                                  $    19,639                  -
           Less:  cash paid                                                                   (12,243)                 -
                     value of stock issued                                                     (5,250)                 -
                                                                                      ----------------    ---------------
                                                                                      ----------------    ---------------
           Liabilities assumed                                                             $    2,146         $        -
                                                                                      ----------------    ---------------
                                                                                      ----------------    ---------------


               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (Unaudited)

1.  GENERAL

         Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/ Point-of-Service) transaction processing industry. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which provides customers in the telecommunications industry with telephone call fraud control, billing validation, and other services. In June 1996, the Company formed Transaction Network Services Limited ("TNSL"), a majority-owned subsidiary located in Dublin, Ireland. TNSL provides POS network services in Ireland and serves as TNS' European technology and marketing center to support current and future European operations. In October 1997, through TNSL, the Company acquired a majority interest in Pronoma Systems AB. This company has been renamed Transaction Network Services TNSAB ("TNSAB") and operates as a TNS subsidiary located in Stockholm, Sweden.

         The Company currently operates four divisions: (1) The POS Division which includes the Company's TransXpress-Registered Trademark- network services for the POS transaction processing industry, (2) The Telecom Services Division ("TSD") which includes FTI's CARD*TEL-Registered Trademark-telephone call billing validation and fraud control services and other services targeting primarily the telecommunications industry, (3) The Financial Services Division ("FSD") which provides TNS FastLink-Registered Trademark- Data Services in support of the Financial Information eXchange ("FIX") messaging protocol and other transaction oriented trading applications primarily to the financial services community, and (4) The International Systems Division ("ISD") which markets the Company's products and services internationally.

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS AND OTHER INVESTMENTS

         In April 1998, the Company, through TNSL, acquired a 50% interest in Atos Ireland Limited ("Atos") for approximately $1.8 million. Prior to the acquisition Atos was a wholly owned subsidiary of Sligos Payment Services PLC ("SPS"), which in turn is a majority-owned subsidiary of the Atos Group, a computer services company based in France. Atos provides processing services, primarily for cash withdrawls, made from a network of automated teller machines ("ATMs") located throughout Ireland. The Company believes that Atos, focusing initially on the Irish market, will exploit opportunities to provide transaction processing services to banks, other financial institutions and government agencies. Atos will deploy the TNS network technology, which the Company believes will optimize the transport of ATM and other transactions. SPS will provide Atos with ATM transaction processing and other services. SPS has an option (the "Option') to sell its 50% interest in Atos to the Company for approximately $1.0 million. The Option may be exercised between February 1, 1999 and March 31, 1999.

         On February 27, 1998, the Company acquired certain assets and assumed certain liabilities of SunTech Processing Systems, LLC ("SunTech"), a Texas limited liability company. The total consideration paid after arm's-length negotiations was $17.5 million, composed of (a) $12.25 million in cash, and (b) 287,474 shares of the Company's common stock valued at $5.25 million. Prior to the acquisition, SunTech primarily was engaged in the business of providing transaction processing services for automated teller machines ("ATMs") and developing additional communications technologies for ATMs. The Company acquired the dial-up ATM transaction processing segment of SunTech and SunTech's proprietary host-interface processing ("HIP") technology segment which allows for leased line ATMs to be converted into dial-up ATMs.

         The SunTech acquisition is being accounted for as a purchase. The Company is in the process of negotiations for the potential disposition of Suntech's processing segment. As a result, the net assets of the processing segment are segregated as "Assets Held for Sale" in the accompanying balance sheet. The fair value allocated to the assets held for sale includes the anticipated net operating results to be derived from these operations while owned by the Company. Amounts allocated to intangible assets (including customer contracts, non-compete agreements, software and goodwill) in the purchase accounting are being amortized on a straight-line basis over periods ranging from 2 to 10 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known. The results of the HIP technology segment are included in the consolidated financial statements since the date of acquisition.

         The unaudited pro forma information for the periods set forth below gives effect to the transaction as if it had occurred at the beginning of each period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, 000's omitted):


                                 Three Months  Ended        Year Ended
                                 March  31, 1998            December 31, 1997
                                 ---------------            -----------------
Revenues                          $17,927                    $62,885
Net income                          1,198                      6,086
Diluted earnings per share          $0.09                      $0.47
Basic earnings per share            $0.10                      $0.49



         In November 1997, the Company loaned a vendor $500,000. The vendor develops, manufactures and markets modems for electronic commerce, Internet access, telecommuting and advanced office communications. In 1998, the Company loaned the vendor an additional $1,025,000. Interest accrues at 13% and the principal is due in November 1998. In connection with these loans the Company received the exclusive European distribution rights to the vendor's products used in connection with the provision of POS and automated teller machine services. A limited partnership (the "Partnership"), controlled by the Company's Chief Executive Officer, and a venture capital firm, one of whose managing partners is also a director of the Company, are each minority shareholders of the vendor and are holders of notes issued by the vendor. These notes, and the vendor's other debt obligations, are subordinated to the Company's loans. The Partnership has guaranteed the vendor's payment of the loans. In April 1998, the Company entered into a letter of intent to acquire substantially all of the assets of the vendor, subject to certain approvals and conditions, for approximately $2.5 million plus the assumption of approximately $400,000 of trade accounts payable and accrued liabilities. The proposed terms also include a per unit royalty payment to the vendor based upon future product sales. The royalty is subject to limitations in duration and amount. The Company, subject to certain conditions, has agreed to advance up to an additional $250,000 to the vendor pending the closing of such acquisition. If the transaction is consummated, the Company's outstanding loan balance including interest (approximately $1.6 million at April 30, 1998), will be credited towards the purchase price.

3.    EARNINGS PER SHARE

             The following reconciles the shares used in the calculations of basic and diluted earnings per share:


                                                   Three Months Ended
                                                 March 31,
                                                 1998               1997
                                                ----------          ----------
Weighted average shares outstanding
       (basic earnings per share)               12,389,232          12,343,117
Stock option equivalents                           584,159             212,735
                                                  ----------------------------
Weighted average shares and equivalents
     (diluted earnings per share)               12,973,391          12,555,852
                                                ------------------------------
Basic earnings per share                           $0.12            $0.08
Diluted earnings per share                         $0.12            $0.08


4.  RECENT AUTHORITATIVE PRONOUNCEMENTS

                   In July, 1997, the FASB issued Statement No. 130 "Reporting Comprehensive Income" and Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 will require the Company to disclose segment information using a "management approach" beginning with its December 31, 1998 financial statements. Statement No. 130 requires the Company to present an aggregate amount of "comprehensive income" and the components of "other comprehensive income" in its 1998 financial statements and/or notes thereto. The total of net income and all other nonowner changes in equity as required by Statement No. 130 consists of (unaudited, 000's omitted):


                                                     Three Months Ended                 Three Months Ended
                                                     March 31, 1998                     March 31, 1997
                                                     --------------                     --------------
                  Net Income                         $1,509                             $1,002
                  Other Comprehensive Income:
                           Currency Translation        (55)                                (25)
                                                     ---------                          --------
        Comprehensive Income                         $1,454                               $977
                                                     ---------                          --------

5.  SUBSEQUENT EVENT

                   On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases used to provide fraud control and billing validation services. The transaction also included a ten year exclusive service agreement, a joint-marketing agreement and a warrant agreement giving the Company the right to purchase 100,000 shares of AMNEX Common Stock. The Company paid approximately $1.5 million in cash for these assets. The Company amortizes the cost of these assets over five to ten years. Under a consulting agreement dated December 22, 1997, AMNEX agreed to make an initial consulting payment as well as monthly payments to the Company through June 30, 2002, in exchange for certain revisions to the exclusive service agreement.

         In May 1998, the Company delivered a notice of default to AMNEX for non-payment of fees under the exclusive service agreement and consulting agreement. In conjunction with the delivery of this notice of default, the Company has ceased providing validation services to AMNEX. The Company may seek enforcement of a direction to pay provision in the exclusive service agreement and consulting agreement whereby AMNEX has agreed to direct its billing and collections agent to remit funds directly to the Company. AMNEX has also represented to the Company that a pending $80 million financing may provide funds sufficient to pay these past due amounts and to cure this breach. As of March 31, 1998, the Company has recorded net assets of approximately $1.8 million (including accounts receivable and intangible assets) related to AMNEX. The Company is currently evaluating the default and the potential impairment to the fair value of these assets but cannot determine the impairment, if any, at this time. Any adjustment to the fair value of these assets would result in a non-cash accounting charge.

Item 2.

                TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's long standing relationship with major customers and vendors, customer and vendor performance under contractual obligations, the Company's ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the extent to which acquired businesses and assets are able to meet the Company's expectations and operate profitably, the impact of future revisions to the cost of the Company's network services under the Telecommunications Act of 1996, competition, technological change, the ability to develop new services, dependence on proprietary rights, dependence on key employees, changes in government regulation, seasonality and fluctuations in quarterly results. In addition, the Company is subject to risks and uncertainties that affect the technology sector generally including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward looking statements, all of which are expressly qualified by the foregoing.

RESULTS OF OPERATIONS

 Revenues

         Total revenues increased by 38% to $18,077,000 for the three month period ended March 31, 1998 from $13,115,000 for the same period in 1997.

         POS services revenue increased by 17% to $10,981,000 from $9,353,000 for the three months ended March 31, 1998 versus the comparable period in 1997. The growth in POS services revenue resulted primarily from an increase in transaction volume and associated revenue from the Company's existing POS customers. POS transaction volume increased by 15% to 599 million transactions for the first quarter of 1998 from 519 million transactions in the first quarter of 1997. POS revenue per transaction was $0.016 for both the three months ended March 31, 1998 and for the comparable period in 1997. Future average revenue per POS transaction will depend on the relative contribution to total transaction volume from each of the Company's sources of POS transactions and increasing competition.

         Telecommunications services revenue increased by 83% to $6,541,000 from $3,566,000 for the three months ended March 31, 1998 versus the comparable period in 1997. The growth in revenue was primarily due to growth in queries processed for the Company's telecommunications customers and from an increase in other telecommunications services revenues.

         In March 1997, the Company announced the building of a new network
-the Financial Services Network and a new product line - TNS FastLink-Registered Trademark- Data Services - offered by its Financial
Services Division. TNS FastLink-Registered Trademark- Data Services revenues consist of a one-time installation fee and fixed monthly recurring revenues thereafter based on the number of network connections. The Financial Services Division contributed $233,000 to revenues in the first quarter of 1998 compared to $11,000 in the first quarter of 1997 when the division was formed.

         International revenue increased by 74% to $322,000 in the first quarter of 1998 from $185,000 for the same period in 1997. International revenue consists primarily of royalties, equipment sales and software license revenues. In April 1998, the Company, through TNSL, acquired a 50% interest in Atos Ireland Limited ("Atos") for approximately $1.8 million. Atos provides processing services, primarily for cash withdrawls, made from a network of automated teller machines ("ATM's") located throughout Ireland. Management believes that Atos, focusing initially on the Irish market, will exploit opportunities to provide transaction processing services to banks, other financial institutions and government agencies.

         TNSL provides POS network services in Ireland and will serve as TNSL's European technology and marketing center. Currently, TNSL's consolidated losses are being absorbed and consolidated with the Company's operating results. TNSL's consolidated losses were approximately $247,000 for the first quarter of 1998 and $216,000 for the first quarter of 1997.

Cost of Network Services

         Cost of network services increased by 45% to $10,707,000 from $7,408,000 for the three months ended March 31, 1998 versus the comparable period in 1997. This growth resulted primarily from increases in usage charges and charges for billing validation information resulting from increased transaction and query volumes.

         In May 1997, pursuant to the Telecommunications Act of 1996 (the
"1996 Act"), the FCC implemented rules and regulations referred to as Access Charge Reform ("Access Reform") that seek to reform the system of interstate access charges and make it compatible with the competitive paradigm established by the 1996 Act. The initial phase of Access Reform was implemented in July 1997. The initial phase of Access Reform resulted in a decrease in certain components of the Company's variable cost per transaction and as a result, lowered the Company's network costs. The second phase of Access Reform took place in January 1998. The second phase of Access Reform resulted in an additional decrease in certain components of the Company's variable cost per transaction; however, the second phase increased certain of the Company's fixed monthly recurring charges and instituted certain new fixed charges. As a result, the Company believes that it may experience an increase in its network costs at least until the next phase of Access Reform is instituted in July 1998. The Company believes that future revisions may reduce its network costs because the Company believes that it is not subject to certain of the new charges instituted by Access Reform and that in any event the increased charges are not in accordance with the spirit of Access Reform which is intended to reduce overall access charges. However, there can be no assurance that the future phases of Access Reform will result in reductions to the Company's network costs and, in fact, they may increase. The ultimate impact of Access Reform on the Company's cost of network services is dependent upon, among other things 1) the ability to increase transaction volumes, which benefits the Company when lower variable costs are instituted, 2) the nature and amount of fixed charges based upon the number of connections in the Company's network, which increases network costs, 3) any other future actions by the FCC, 4) the ability of the Company to modify its network design to react to pricing revisions, and 5) the ability of the Company to successfully defend and receive credits for improperly billed charges. Accordingly, the impact of Access Reform on the Company's future network access costs is unknown, and the Company cannot predict the timing, outcome or effects of the FCC's regulations or of any future tariff matters.

Gross Profit

         Gross profit represented approximately 41% of total revenues for the first quarter of 1998 compared to 44% for the first quarter of 1997. The approximate 3% decrease in gross profit as a percentage of total revenues reflects the impact of certain fixed monthly recurring charges increased and instituted by Access Reform, costs associated with the Company's development of its own on-network "800" access service, costs incurred in connection with the TNS Financial Services Network and increases in employees in the Companies' network control center to support increasing transaction volumes and to support new service offerings. The future level of the Company's gross profit margin depends on a number of factors including total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the timing and extent of the Company's network expansion and the timing and extent of any network cost reductions. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin because a significant portion of network costs are fixed costs. As a result, maintaining historical gross margin levels depends in part on growth in transaction volume generating economies of scale. The Company believes that the gross margin percentage on certain of the Company's new service offerings may be greater than those on traditional Telecommunications and POS services. The impact on 1998 and future gross margins will be largely dependent upon the Company's ability to successfully market these additional services.

Engineering and Development

         Engineering and development expense increased by 31% to $1,027,000 for the three months ended March 31, 1998 versus $786,000 for the comparable period in 1997. Engineering and development expenses increased as a result of the growth of the Company. Engineering and development expenses were 6% of revenues for the three months ended March 31, 1998 and 6% for the same period in 1997.

         The Company has conducted a review of the impact of the Year 2000 on its products and services, as well as reviewing its impact on relationships with key customers and vendors. Based on this review, a plan to ensure minimal disruption to Company operations has been developed and is being implemented. The Company does not anticipate incurring material costs associated with its products and services to accommodate the Year 2000 issue.

Selling, General and Administrative

         Selling, general and administrative expenses increased by 21% to $2,515,000 for the three months ended March 31, 1998 from $2,077,000 for the same period of 1997. The increase in these expenses is attributable to growth of the Company. Selling, general and administrative expenses were 14% of revenues for the three months ended March 31, 1998 and 16% for the same period of 1997. This decrease is attributed to certain economies of scale attributed to revenue growth.

Depreciation

         Depreciation expense increased by 26% to $1,394,000 for the three months ended March 31, 1998 from $1,103,000 for the same period of 1997. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business.

Amortization of Intangibles

         The amortization of intangible assets increased by 17% to $451,000 for the three months ended March 31, 1998 from $384,000 for the same period in 1997. The increase is attributable to the amortization of intangible assets associated with the SunTech acquisition on February 27, 1998. The Company acquired the dial-up ATM transaction processing segment of SunTech and SunTech's proprietary host-interface processing ("HIP") technology segment which allows for leased line ATM's to be converted into dial-up ATM's. The Company is in the process of negotiations for the potential disposition of SunTech's processing segment. As a result, the net assets of the processing segment are segregated as "Assets Held for Sale" in the accompanying balance sheet. The fair value allocated to the assets held for sale includes the anticipated net operating results to be derived from the processing operation while owned by the Company. Amounts allocated to intangible assets (including customer contracts, non-compete agreements, software and goodwill) in the purchase accounting are being amortized on a straight-line basis over periods ranging from 2 to 10 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known. The results of the HIP technology segment are included in the consolidated financial statements since the date of acquisition. The ultimate amount of quarterly amortization expense associated with the SunTech acquisition will depend upon the final allocation of the purchase price, the sales price of the processing segment and the assets purchased and liabilities assumed by the acquirer.

         See Note 5 to Item 1.-Financial Statements for discussion of a subsequent event.

Income Taxes

         The quarterly effective tax rate decreased from 43% for the three months ended March 31, 1997 to 39.0% for the three months ended March 31, 1998 primarily as a result of the relative reduction in TNSL's losses relative to the Company's anticipated annual results. The Company has not recorded a tax asset for these losses due to TNSL's brief operating history.

Net Income and Earnings Per Share

         Net income increased by 51% to $1,509,000 for the three months ended March 31, 1998 from $1,002,000 for the same period in 1997. Earnings per share grew 50% to $0.12 during the quarter from $0.08 in the comparable 1997 quarter. The weighted average number of shares outstanding used to calculate diluted earnings per share increased to 12,973,000 during the first quarter of 1998 from 12,556,000 in the same period in 1997. Diluted shares outstanding increased primarily because of the approximately 287,000 shares issued on February 27, 1998 in connection with the SunTech acquisition.

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1998, principal sources of liquidity were cash and cash equivalents of $9,987,000, short term investments of $5,224,000 (some of which are non-marketable securities) and a bank line of credit of up to $5,000,000 which expires in July 1998. The line of credit bears interest at the prime rate and has not been used. Management anticipates that the amount of cash and cash equivalents would increase upon the disposition of the processing segment of SunTech.

         Net cash provided by operating activities was $3,191,000 for the three month period ended March 31, 1998, a decrease from $3,915,000 for the comparable period in 1997. The decrease is primarily from increases in net income and depreciation and accounts payable being more than offset by a relative increase in accounts receivable.

         Investing activities used $11,990,000 for the three month period ended March 31, 1998 as compared to a use of $237,000 for the same period in 1997. The significant increase in cash used in investing activities primarily relates to approximately $12,243,000 paid for the acquisition of SunTech. The Company purchased $3,409,000 of equipment for the three month period ended, March 31, 1998 up from $2,181,000 for the comparable period in

1997. The increase was primarily due to the requirements of new service offerings including the build-out of the TNS FASTLink-Registered Trademark-Data Services backbone network and the Company's own on network "800" service. Investing activities in 1998 included approximately $1,000,000 of a loan made to a vendor. The remaining net difference between the first three months of 1998 versus 1997 results from significant maturities ($4,675,000) of short-term investments in the first three months of 1998 compared to purchases of short-term investments of $589,000 in the same period in 1997.

         Financing activities provided $325,000 for the three month period ended March 31, 1998 as compared to $58,000 of cash provided for the same period in 1997. The increase relates to an increase in proceeds from the exercise of stock options and the Company's employee stock purchase plan.

              The Company believes that its existing cash, investment balances, availability under its line of credit and cash flows generated by operations will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

NEW ACCOUNTING STANDARDS

         In July, 1997, the FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 will require the Company to disclose segment information using a "management approach" beginning with its December 31, 1998 financial statements.

INFLATION

         Inflation is not a material factor affecting the Company's business and has not had a significant effect on the Company's operations to date.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings. -

                  On October 28, 1997, the Company filed a formal complaint with the Federal Communications Commission (the "FCC") against AT&T Corp. ("AT&T"). The complaint alleges that AT&T, through the provision of common carrier services to its Transaction Access Services Group ("TAS Group") on terms and conditions more favorable than those listed in AT&T's tariffs, violates several provisions of the Communications Act of 1934 and the FCC's rules. TAS Group competes with the Company's TransXpress-Registered Trademark- network services. The complaint seeks an order requiring AT&T to cease and desist from engaging in the contested conduct and seeks monetary damages for lost business opportunities. The parties are in the process of taking discovery and the ultimate outcome of this action is uncertain.

Item 2.           Changes in Securities -

                  On February 27, 1998, the Company acquired certain assets and assumed certain liabilities from SunTech Processing Systems, LLC ("SunTech"). The total consideration paid to SunTech was $17.5 million, composed of $12.25 million in cash and 287,474 shares of the Company's common stock. The issuance of the common stock to SunTech was exempt from registration under the Securities of 1933, As amended (the "Securities Act"), as a transaction not involving a public offering. In connection with the transaction, the Company granted SunTech certain rights to registration of the common stock under the Securities Act.

Item 3.           Default Upon Senior Securities. - Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders.- Not
                  Applicable

Item 6.           Exhibits and Reports on Form 8-K .


                  (a.)   Exhibits.

                         Financial Data Schedule.

                  (b.)   Reports on Form 8-K.

                  The Company filed a Current Report on Form 8-K on March 9, 1998 reporting pursuant to Item 2 the acquisition of certain assets and the assumption of certain liabilities of SunTech Processing Systems, LLC as amended by Amendment No. 1 filed on May 13, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Transaction Network Services, Inc.
                                  (Registrant)

Date: May 14, 1998                By: /s/ John J. McDonnell, Jr.
                                      ----------------------------
                                      John J. McDonnell, Jr.
                                      President and Chief
                                      Executive Officer



Date: May 14, 1998                By: /s/ Thaddeus G. Weed
                                      -----------------------
                                      Thaddeus G. Weed
                                      Chief Financial Officer and Treasurer