Form 10-Q
period 1998-06-30
TRANSACTION NETWORK SERVICES INC
filed 1998-08-13
CIK 920231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

                     Shares Outstanding as of August 5, 1998
               12,690,091 Shares of Common Stock, $0.01 par value

                         PART I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                 (in thousands)

                                                              June 30,    December 31,
                                                                1998         1997

                                                            ----------    ------------
                                                            (Unaudited)


                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                   $  6,579     $ 18,516
   Short-term investments                                         5,809        9,899
   Accounts receivable, net of allowance for doubtful
    accounts of $618 and $530, respectively                      14,619       10,618
   Other current assets                                           1,843        1,453
                                                            -----------    -----------
     Total current assets                                        28,850       40,486
                                                            -----------    -----------
EQUIPMENT, at cost:
   Network equipment                                             36,742       30,101
   Office equipment                                               5,822        4,802
   Less - Accumulated depreciation                              (17,157)     (14,314)
                                                            -----------    -----------
                                                                 25,407       20,589
                                                            -----------    -----------
INTANGIBLE ASSETS:
   Software and intangibles                                      23,507       14,119
   Less - Accumulated amortization                               (5,968)      (4,742)
                                                            -----------    -----------
                                                                 17,539        9,377
                                                            -----------    -----------
OTHER ASSETS                                                        814          877
LONG-TERM INVESTMENTS                                             5,784        4,780
INVESTMENT IN UNCONSOLIDATED AFFILIATE                            1,999           --
ASSETS AVAILABLE FOR SALE                                         8,250           --
                                                            -----------    -----------
     Total assets                                              $ 88,643     $ 76,109
                                                            -----------    -----------
                                                            -----------    -----------
                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued expenses                       $  9,857     $  7,256
DEFERRED INCOME TAX, net of current amount                          378          378
                                                            -----------    -----------
     Total liabilities                                           10,235        7,634
                                                            -----------    -----------
STOCKHOLDERS' EQUITY
   Common Stock, $0.01 par value, 20,000 shares authorized,
     12,670 and 12,476 shares issued, respectively                  127          125
   Additional paid-in capital                                    55,034       51,292
   Treasury Stock, none and 211 shares, at cost                      --       (2,491)
   Unearned compensation                                            (31)         (46)
   Retained Earnings                                             23,404       19,658
   Foreign currency translation                                    (126)         (63)
                                                            -----------    -----------
     Total stockholders' equity                                  78,408       68,475
                                                            -----------    -----------
     Total liabilities and stockholders' equity                $ 88,643     $ 76,109
                                                            -----------    -----------
                                                            -----------    -----------

 The accompanying notes are an integral part of these consolidated statements.

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)
                    (in thousands, except per share amounts)

                                           Three Months Ended      Six Months Ended
                                                 June 30,              June 30,
                                           ------------------      ----------------
                                              1998       1997       1998       1997
                                            -------    -------    -------    --------
Revenues                                    $20,433    $15,444    $38,510    $28,559
Cost of network services                     11,167      8,614     21,874     16,022
                                            -------    -------    -------    --------
Gross profit                                  9,266      6,830     16,636     12,537
                                            -------    -------    -------    --------
Other operating expenses:

   Engineering & development                  1,141        827      2,168      1,613
   Selling, general & administrative          2,670      2,121      5,185      4,198
   Depreciation                               1,593      1,173      2,987      2,276
   Amortization of intangibles                  641        384      1,092        768
                                            -------    -------    -------    --------
Total other operating expenses                6,045      4,505     11,432      8,855
                                            -------    -------    -------    --------
Income from operations                        3,221      2,325      5,204      3,682
Interest income                                 365        432        856        841
                                            -------    -------    -------    --------
Income before provision for income taxes      3,586      2,757      6,060      4,523
Provision for income taxes                    1,430      1,148      2,395      1,912
Earnings in unconsolidated affiliate             81         --         81         --
                                            -------    -------    -------    --------
Net income                                  $ 2,237    $ 1,609    $ 3,746    $ 2,611
                                            -------    -------    -------    --------
                                            -------    -------    -------    --------
Diluted earnings per common share           $  0.17    $  0.13    $  0.29    $  0.21
                                            -------    -------    -------    --------
                                            -------    -------    -------    --------
Basic earnings per common share             $  0.18    $  0.13    $  0.30    $  0.21
                                            -------    -------    -------    --------
                                            -------    -------    -------    --------

 The accompanying notes are an integral part of these consolidated statements.

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (in thousands)

                                                                          Six Months
                                                                        Ended June 30,

                                                                      1998           1997
                                                                     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                           $  3,746     $  2,611
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                        4,079        3,044
   Stock option compensation                                               15           15
   Loss on disposals of equipment                                          --           55
   Equity in earnings of affilliate                                       (81)          --
Changes in assets and liabilities, net of effects of acquisition:
     Accounts receivable                                               (3,841)         134
     Other current assets                                                (358)        (624)
     Other assets                                                          63         (137)
     Accounts payable and accrued expenses                              1,621          585
                                                                     --------     --------
      Net cash provided by operating activities                         5,244        5,683
                                                                     --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment                                              (6,925)      (5,534)
   Purchases of intangible assets                                         (20)        (495)
   Acquisition, net of cash acquired                                  (12,243)          --
   Investment in affilliates, net                                      (1,999)
   Maturities of short-term investments                                 4,090        1,972
   (Purchases) maturities of long-term investments                     (1,006)       1,519
                                                                     --------     --------
     Net cash used in investing activities                            (18,103)      (2,538)
                                                                     --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from options and employee stock purchase plan                 985          265
   Purchases of treasury stock                                             --       (2,491)
                                                                     --------     --------
   Net cash provided by (used in) financing activities                    985       (2,226)
                                                                     --------     --------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                   (63)          23
NET (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS                                                      (11,937)         942
CASH AND CASH EQUIVALENTS, beginning of period                         18,516       14,735
                                                                     --------     --------
CASH AND CASH EQUIVALENTS, end of period                             $  6,579     $ 15,677
                                                                     --------     --------
                                                                     --------     --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
     Cash paid for income taxes                                      $  2,548     $  1,800

     Fair value of assets acquired                                   $ 19,639           --
     Less: cash paid                                                  (12,243)          --
        value of stock issued                                          (5,250)          --
                                                                     --------     --------
     Liabilities assumed                                             $  2,146      $     -
                                                                     --------     --------
                                                                     --------     --------

  The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (Unaudited)

1.  GENERAL
-----------

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

         The Company currently operates four divisions: (1) The POS Division which includes the Company's TransXpress(R) network services for the POS transaction processing industry, (2) The Telecom Services Division ("TSD") which includes FTI's CARD*TEL(R) telephone call billing validation and fraud control services and other services targeting primarily the telecommunications industry,
(3) The Financial Services Division ("FSD") which provides TNS FastLink(R) Data Services in support of the Financial Information eXchange ("FIX") messaging protocol and other transaction oriented trading applications primarily to the financial services community, and (4) The International Systems Division ("ISD") which markets the Company's products and services internationally.

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

2. ACQUISITIONS AND  OTHER INVESTMENTS
--------------------------------------

OmniLink Communications Corporation ("OmniLink")

         On July 1, 1998, the Company acquired substantially all of the assets and assumed certain liabilities (composed principally of trade accounts payable and accrued liabilities of approximately $700,000) of OmniLink, a Michigan corporation. The consideration paid to OmniLink, after arm's-length negotiations, was $2.5 million which was composed of (a) approximately $600,000 in cash paid by the Company and (b) approximately $1.9 million by cancellation of a note payable from OmniLink to the Company. A limited partnership controlled by the Company's Chief Executive Officer and a venture capital firm, one of whose partners is a Company director, each are minority shareholders in OmniLink. The terms of the acquisition also include a royalty payment from the Company to OmniLink of up to approximately 5% per unit based upon future OmniLink product sales. The royalty agreement will terminate upon the earlier of the date that OmniLink has received royalties aggregating $5,000,000 or June 30, 2001. The OmniLink acquisition is being accounted for as a purchase. Amounts allocated to intangible assets (primarily goodwill) in the purchase accounting are being amortized on a straight-line basis over a period of 10 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment, should new or additional facts about the business become known.

Atos Ireland Limited
--------------------

         In April 1998, the Company, through TNSL, acquired a 50% interest in Atos Ireland Limited ("Atos") for approximately $2.0 million. Prior to the acquisition Atos was a wholly owned subsidiary of Sligos Payment Services PLC ("SPS"), which in turn is a majority-owned subsidiary of the Atos Group, a computer services company based in France. Atos provides processing services, primarily for cash withdrawals, made from a network of automated teller machines ("ATMs") located throughout Ireland. The Company believes that Atos, focusing initially on the Irish market, will exploit opportunities to provide transaction processing services to banks, other financial institutions and government agencies. SPS has an option to sell its 50% interest in Atos to the Company for approximately $1.0 million. The option may be exercised between February 1, 1999 and March 31, 1999. Atos is accounted for under the equity method of accounting. Accordingly, the Company records its 50% share of Atos' net income as "Equity in Unconsolidated Affiliate".

SunTech Processing Systems, LLC
-------------------------------

         On February 27, 1998, the Company acquired certain assets and assumed certain liabilities of SunTech Processing Systems, LLC ("SunTech"), a Texas limited liability company. The total consideration paid after arm's-length negotiations was $17.5 million, composed of (a) $12.25 million in cash, and (b) 287,474 shares of the Company's common stock valued at $5.25 million. Prior to the acquisition, SunTech was primarily engaged in the business of providing transaction processing services for ATMs and developing additional communications technologies for ATMs. The Company acquired the dial-up ATM transaction processing segment (the "Processing Business") of SunTech and SunTech's proprietary host-interface processing ("HIP") technology segment, which allows for leased line ATMs to be converted into dial-up ATMs.

         Since the acquisition date, the Company intended to dispose of the Processing Business. As a result, the net assets of the Processing Business are segregated as "Assets Held for Sale" in the accompanying June 30, 1998 balance sheet. The fair value allocated to the assets held for sale includes the anticipated net operating results to be derived from these operations while owned by the Company. The results of the HIP technology segment are included in the consolidated financial statements since the date of acquisition. The SunTech acquisition is being accounted for as a purchase. Amounts allocated to intangible assets (including customer contracts, non-compete agreements, software and goodwill) in the purchase accounting are being amortized on a straight-line basis over periods ranging from 2 to 10 years.

         On July 23, 1998, the Company sold the Processing Business to Money Access Service Inc., a wholly-owned subsidiary of Electronic Payment Services, Inc. ("EPS"). The consideration received after arm's-length negotiations was $6.0 million in cash, with $3.0 million payable at closing and $3.0 million payable 30 days from the closing date. In connection with this transaction, the Company retained the right to certain equipment and accounts receivable of the Processing Business. The terms of the acquisition also included: (a) a software license whereby the Company was granted a non-exclusive, perpetual right to use certain software associated with the Processing Business at locations outside the United States; and (b) an agreement with EPS whereby EPS committed, under certain circumstances, to purchase certain modems from the Company during a three year period.

         The unaudited pro forma information for the periods set forth below give effect to the SunTech transaction as if it had occurred at the beginning of each period. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, 000's omitted):

                          Six Months  Ended          Year Ended
                           June  30, 1998         December 31, 1997
                          -----------------       -----------------
Revenues                         $   38,360         $   62,885
Net income                            3,435              6,086
Diluted earnings per share       $     0.26         $     0.47
Basic earnings per share         $     0.27         $     0.49

AMNEX, Inc.
-----------

         On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases used to provide fraud control and billing validation services. The transaction also included a ten year exclusive service agreement, a joint marketing agreement to cross-sell each other's services and a warrant agreement giving the Company the right to purchase 100,000 shares of AMNEX Common Stock. The Company paid approximately $1.5 million in cash for these assets. The Company amortizes the cost of these assets over five to ten years. The transaction also included a ten year exclusive service agreement.

         In December 1997, the Company entered into a consulting agreement with AMNEX in exchange for certain revisions made to the exclusive service agreement. The consulting agreement included an initial payment of approximately $180,000 and monthly payments of approximately $33,000 through June 30, 2002. The consulting agreement provides that, in the case of a material breach by AMNEX, the remaining unpaid monthly payments become immediately due and payable as liquidated damages. To ensure payment of amounts under both the exclusive service agreement and consulting agreement (collectively, the "Agreements"), AMNEX executed instruction letters whereby AMNEX directed its billing agent to pay the Company directly all amounts owed by AMNEX under the Agreements (the "Directions to Pay"). The Directions to Pay are held in escrow by an escrow agent. In May 1998, the Company delivered a notice of default to AMNEX for non-payment of fees under the exclusive service agreement and consulting agreement. The Company subsequently directed the escrow agent to deliver the Directions to Pay to the billing agent. By notice served upon the escrow agent pursuant to the escrow agreements, AMNEX objected to the release of the Directions to Pay to the billing agent. On July 29, 1998, the Company instituted arbitration proceedings with the American Arbitration Association against AMNEX. The statement of claim alleges that AMNEX breached various agreements with the Company and seeks damages and injunctive relief. Management believes it is likely to prevail in the arbitration proceedings on its merits. The statement of claim also seeks to have the escrow agent release the Directions to Pay to the Company for delivery to AMNEX's billing agent.

         As of June 30, 1998, the Company has recorded net assets related to AMNEX of approximately $1.8 million, including accounts receivable of approximately $500,000 and intangible assets of approximately $1.3 million. Any adjustment to the fair value of the recorded assets will result in a non-cash accounting charge. The Company is currently evaluating the potential impairment to the fair value of these assets but cannot determine the impairment, if any, at this time. Due to the material breach by AMNEX, the Company is entitled to liquidated damages under the consulting agreement of approximately $1.6 million (none of which has been recorded by the Company), in addition to the outstanding $500,000 of accounts receivable.

Other

         In July 1997, the Company entered into a term loan with a customer in the amount of $250,000. The Company also paid this customer $500,000 for a software license to use the customers' proprietary call monitoring and screening system and related databases along with an option to purchase a minority interest in the customer. The term loan is secured by certain collateral, interest is payable monthly, and principal payments are due in three annual payments on the next three loan anniversary dates. In connection with the term loan, the Company signed a debt subordination agreement with the customer's senior creditor. In April 1998, the Company received notice of events of default from the senior creditor. Under the debt subordination agreement, the Company cannot accept payments from the customer until the events of default are cured. Management believes that these assets are recoverable through future cash flows. Any adjustment to the fair value of the recorded assets will result in a non-cash accounting charge.

3.    EARNINGS PER SHARE
------------------------

     The following reconciles the shares used in the calculations of basic and diluted earnings per share:

                                              Three Months Ended          Six Months Ended
                                                  June 30,                   June 30,
                                              1998         1997           1998         1997
                                              ------------------          -----------------
Weighted average shares
  outstanding - basic                      12,647,299    12,244,826    12,518,978    12,289,716
Dilutive effect of Stock options              659,233       304,087       604,287       234,771
                                           ------------------------    ------------------------
Weighted average shares - dilutive         13,306,532    12,548,913    13,123,265    12,524,487
                                           ------------------------    ------------------------
Diluted earnings per share                 $     0.17    $     0.13    $     0.29    $     0.21
Basic earnings per share                   $     0.18    $     0.13    $     0.30    $     0.21



4.  COMPREHENSIVE INCOME

       The total of net income and all other nonowner changes in equity as required by consists of (unaudited, 000's omitted):

                                  Three Months Ended        Six Months Ended
                                       June 30,               June 30,

                                   1998        1997       1998        1997
                                  ------------------    --------------------
Net Income                       $ 2,237     $ 1,609    $ 3,746     $ 2,611
Other Comprehensive Income:
         Currency Translation         (6)         18        (63)         (7)
                                  ------------------    --------------------
Comprehensive Income             $ 2,231     $ 1,627    $ 3,683     $ 2,604
                                  ------------------    --------------------

Item 2.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS
--------------------------

         Certain information included or incorporated by reference in this document may be deemed to be "forward looking statements" within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's long standing relationship with major customers and vendors, the Company's ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the extent to which acquired businesses and assets are able to meet the Company's expectations and operate profitably, the impact of future revisions to the cost of the Company's network services under the Telecommunications Act of 1996, competition, technological change, the ability to develop new services, dependence on proprietary rights, dependence on key employees, changes in government regulation, seasonality and fluctuations in quarterly results. In addition, the Company is subject to risks and uncertainties that affect the technology sector generally including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward looking statements, all of which are expressly qualified by the foregoing.

RESULTS OF OPERATIONS
---------------------

 Revenues

         Total revenues increased by 32% to $20,433,000 for the three month period ended June 30, 1998 from $15,444,000 for the same period in 1997 and by 35% to $38,510,000 for the first six months of 1998 from $28,559,000 for the same period in 1997.

         POS services revenue increased by 14% to $12,009,000 from $10,518,000 for the three months ended June 30, 1998 versus the comparable period in 1997 and by 16% to $22,990,000 from $19,871,000 for the first six months of 1998 versus the same period in 1997. The growth in POS services revenue resulted primarily from an increase in transaction volume and associated revenue from the Company's existing POS customers. POS transaction volume increased by 16% to 681 million transactions for the second quarter of 1998 from 584 million transactions in the second quarter of 1997. POS revenue per transaction was $0.016 for the three and six months ended June 30, 1998 and for the comparable periods in 1997. Future average revenue per POS transaction will depend on the relative contribution to total transaction volume from each of the Company's sources of POS transactions and competitive factors.

         Telecommunications services revenue increased by 53% to $7,274,000 from $4,766,000 for the three months ended June 30, 1998 versus the comparable period in 1997 and by 66% to $13,815,000 from $8,332,000 for the first six months of 1998 versus the same period in 1997. The growth in revenue was primarily due to growth in queries processed for the Company's telecommunications customers and from an increase in other telecommunications services revenues, including LEConnect, SS-7 and dial-around compensation.

         The Financial Services Division was formed in March 1997 and contributed $390,000 of revenue for the three months ended June 30, 1998 versus $46,000 for the same period in 1997 and $623,000 for the first six months of 1998 compared to $57,000 for the same period in 1997.

         International revenue contributed $760,000 in the second quarter of 1998 compared to $114,000 for the same period in 1997 and $1,082,000 for the first six months of 1998 compared to $299,000 for the same period in 1997. The significant increase is due to increases in royalties, equipment sales and software license revenues. In April 1998, the Company, through TNSL, acquired a 50% interest in Atos Ireland Limited ("Atos") for approximately $2.0 million. Atos provides processing services, primarily for cash withdrawals, made from a network of automated teller machines ("ATM's") located throughout Ireland. Management believes that Atos, focusing initially on the Irish market, will exploit opportunities to provide transaction processing services to banks, other financial institutions and government agencies. Atos is accounted for under the equity method of accounting. Accordingly, the Company records its 50% share of Atos' net income as "Equity in Unconsolidated Affiliate".

         The Company's majority owned Irish subsidiary - Transaction Network Services Limited ("TNSL") provides POS network services in Ireland and serves as TNSL's European technology and marketing center. Currently, TNSL's consolidated losses are being absorbed and consolidated with the Company's operating results. TNSL's consolidated losses were approximately $270,000 for the second quarter of 1998 compared to $224,000 for the same period in 1997 and $517,000 for the first six months of 1998 compared to $440,000 for the same period in 1997.

          The Company is in the process of negotiations for the formation of a joint venture in the United Kingdom. The venture is expected to be 60% owned by the Company and will be named Transaction Network Services (UK) Limited ("TNSUK"). TNSUK will utilize the Company's network technology, along with technology acquired in the acquisition of certain assets of SunTech and OmniLink, to provide point-of-sale and transaction services in the United Kingdom. The formation of TNSUK is anticipated to be completed in the third quarter of 1998. The Company anticipates that the acquisition price of its 60% share of TNSUK will require a payment of cash of approximately $4.0 million.

Cost of Network Services

         Cost of network services increased by 30% to $11,167,000 from $8,614,000 for the three months ended June 30, 1998 versus the comparable period in 1997 and by 37% to $21,874,000 from $16,022,000 for the first six months of 1998 versus the same period in 1997. This growth resulted primarily from increases in usage charges and charges for billing validation information resulting from increased transaction and query volumes.

         In May 1997, pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC implemented rules and regulations referred to as Access Charge Reform ("Access Reform") that seek to reform the system of interstate access charges and make it compatible with the competitive paradigm established by the 1996 Act. The initial phase of Access Reform was implemented in July 1997. The initial phase of Access Reform resulted in a decrease in certain components of the Company's variable cost per transaction and as a result, lowered the Company's network costs. The second and third phases of Access Reform were implemented in January and July 1998. The second and third phases of Access Reform resulted in an additional decrease in certain components of the Company's variable cost per transaction; however, both phases increased certain of the Company's fixed monthly recurring charges and instituted certain new fixed charges. Further changes to access charges due to Access Reform are scheduled to be implemented in January 1999 and January 2000. The Company believes that future revisions may reduce its network costs because the Company believes that it is not subject to certain of the new charges instituted by Access Reform and that in any event the increased charges are not in accordance with the spirit of Access Reform which is intended to reduce overall access charges. However, there can be no assurance that the future phases of Access Reform will result in reductions to the Company's network costs and, in fact, they may increase. The ultimate impact of Access Reform is dependent upon, among other things 1) the ability to increase transaction volumes, which benefits the Company when lower variable costs are instituted, 2) the nature and amount of fixed charges based upon the number of connections in the Company's network, which increases network costs, 3) any other future actions by the FCC, 4) the ability of the Company to modify its network design to react to pricing revisions, and 5) the ability of the Company to successfully defend and receive credits for improperly billed charges. Accordingly, the impact of Access Reform on the Company's future network access costs is unknown, and the Company cannot predict the timing, outcome or effects of the FCC's regulations or of any future tariff matters.

Gross Profit

         Gross profit represented approximately 45% of total revenues for the second quarter of 1998 compared to 44% for the same period in 1997 and 43% of total revenues for the first six months of 1998 compared to 44% for the same period in 1997. The approximate 1% increase in gross profit as a percentage of total revenues for the comparable three month periods reflects the impact of the SunTech acquisition and increases in revenues from certain new service offerings including LEConnect, financial services revenue and other services. The increase in gross margin percentage was partially offset by costs associated with the Company's development of its own on-network "800" access service, costs incurred in connection with the TNS Financial Services Network and increases in the number of employees hired in the Company's network control center in order to support increasing transaction volumes and to support new service offerings. The future level of the gross profit margin percentage depends on a number of factors including total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the success of the Company's new service offerings including recent acquisitions, the timing and extent of the Company's network expansion and the timing and extent of any network cost reductions. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin because significant portions of network costs are fixed costs. As a result, maintaining historical gross margin levels depends in part on growth in transaction volume generating economies of scale.

 Engineering and Development

                  Engineering and development expense increased by 38% to $1,141,000 for the three months ended June 30, 1998 versus $827,000 for the comparable period in 1997 and by 34% to $2,168,000 for the first six months of 1998 from $1,613,000 for the same period in 1997. Engineering and development expenses increased in order to support the Company's revenue growth. Engineering and development expenses represented approximately 6% of revenues for the first six months of 1998 and 1997 and represented approximately 6% of revenues for the three months ended June 30, 1998 and June 30, 1997.

         On July 1, 1998, the Company acquired substantially all of the assets of OmniLink Communications Corporation ("OmniLink"), a Michigan corporation. Prior to the acquisition, OmniLink developed, manufactured and marketed modems for electronic commerce, Internet access, telecommuting and advanced office communications. The Company has transferred its dial-up modem technology acquired in the February 1998 acquisition of certain assets of SunTech Processing Systems, LLC ("SunTech") to OmniLink. OmniLink will integrate the SunTech modem technology into the OmniLink modems. This development effort is intended to support the Company's strategy to offer dial-up ISDN access services to both domestic and international customers. These customers have traditionally relied upon more expensive leased line communications to process transactions originated at both point-of-sale locations as well as automated teller machines. The Company intends to devote the acquired OmniLink assets to these lines of business for the forseeable future. The Company believes that engineering and development expenses will increase as a result of the acquisition of OmniLink, however, the Company does not anticipate that these expenses, as a percentage of revenues, will materially differ from historical percentages.

Year 2000
---------

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

Selling, General and Administrative

                  Selling, general and administrative expenses increased by 26% to $2,670,000 for the three months ended June 30, 1998 from $2,121,000 for the same period of 1997 and by 24% to $5,185,000 for the first six months of 1998 from $4,198,000 for the same period of 1997. Selling, general and administrative expenses increased in order to support the Company's revenue growth. Selling, general and administrative expenses represented 13% of revenues for the first six months ended June 30, 1998 and 15% for the same period of 1997. Selling, general and administrative expenses represented 13% of revenues for the three months ended June 30, 1998 and 14% for the same period of 1997. These decreases are attributed to certain economies of scale related to revenue growth. The Company believes that selling, general and administrative expenses will increase as a result of the acquisition of OmniLink; however, the Company does not anticipate that these expenses, as a percentage of revenues, will materially differ from historical percentages.

 Depreciation

         Depreciation expense increased by 36% to $1,593,000 for the three months ended June 30, 1998 from $1,173,000 for the same period of 1997 and by 31% to $2,987,000 for the first six months of 1998 from $2,276,000 for the same period of 1997. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business.

Amortization of Intangibles

         The amortization of intangible assets increased by 67% to $641,000 for the three months ended June 30, 1998 from $384,000 for the same period in 1997 and by 42% to $1,092,000 for the first six months of 1998 from $768,000 for the same period in 1997. The increase is attributable to the amortization of intangible assets associated with the February 27, 1998 SunTech acquisition. Amounts allocated to intangible assets (including customer contracts, non-compete agreements, software and goodwill) in the purchase accounting are being amortized on a straight-line basis over periods ranging from 2 to 10 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment should new or additional facts about the business become known. Amortization expense is expected to be approximately $750,000 per quarter over the next several years. This amount includes the amortization of goodwill associated with the July 1, 1998 acquisition of certain assets of OmniLink and any necessary adjustment of SunTech goodwill associated with the July 23, 1998 disposition of the SunTech processing business. See Note 2 to Item
1. - Financial Statements for a discussion of events related to AMNEX and a customer.

Income Taxes

         The quarterly effective tax rate decreased from 42% for the three and six month period ended June 30, 1997 to 40% for the three and six month period ended June 30, 1998 primarily as a result of the relative reduction in TNSL's losses relative to the Company's annual results. The Company has not recorded a tax asset for these losses due to TNSL's brief operating history.

Net Income and Earnings Per Share

                  Net income increased by 39% to $2,237,000 for the three months ended June 30, 1998 from $1,609,000 for the same period in 1997 and by 44% to $3,746,000 for the first six months of 1998 from $2,611,000 for the same period in 1997. Earnings per share grew 31% to $0.17 during the second quarter of 1998 from $0.13 in the comparable 1997 quarter and by 38% to $0.29 for the first six months of 1998 from $0.21 for the comparable period of 1997. The weighted average number of shares outstanding used to calculate diluted earnings per share increased to 13,307,000 during the second quarter of 1998 from 12,549,000 in the same period in 1997 and to 13,123,000 for the first six months of 1998 from 12,524,000 for the same period in 1997. Diluted shares outstanding increased primarily because of the 287,474 shares issued on February 27, 1998 in connection with the SunTech acquisition and from an increase in stock options outstanding. See Note 2 to Item 1. - Financial Statements for a discussion of events related to AMNEX and a customer.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         At June 30, 1998, principal sources of liquidity were cash and cash equivalents of $6,579,000 and short term investments of $5,809,000. In connection with the July 1, 1998 acquisition of OmniLink, approximately $1.9 million of short term investments was exchanged along with $600,000 in cash for certain OmniLink assets. On July 23, 1998 the Company sold the SunTech processing business for $6.0 million in cash and other consideration. The Company received $3.0 million at the closing of the sale of the SunTech processing business and will receive $3.0 million 30 days from the closing date. The Company is in the process of negotiations for the formation of a joint venture in the United Kingdom. The venture is expected to be 60% owned by the Company and named Transaction Network Services Limited ("TNSUK"). TNSUK will utilize the Company's network technology, along with technology acquired in the acquisition of certain assets of SunTech and OmniLink, to provide point-of-sale and transaction services in the United Kingdom. The formation of TNSUK is anticipated to be completed in the third quarter of 1998. The Company anticipates that the acquisition price of its 60% share of TNSUK will require a payment of cash of approximately $4.0 million.

         Net cash provided by operating activities was $5,244,000 for the six month period ended June 30, 1998, a decrease from $5,683,000 for the comparable period in 1997. The decrease is primarily from increases in net income and depreciation and accounts payable being more than offset by a relative increase in accounts receivable.

         Investing activities used $18,103,000 for the six month period ended June 30, 1998 as compared to a use of $2,538,000 for the same period in 1997. The significant increase primarily relates to $12,250,000 paid for the acquisition of SunTech. The Company purchased $6,925,000 of equipment for the six month period ended, June 30, 1998 up from $5,534,000 for the comparable period in 1997. The increase was primarily due to the requirements of new service offerings including the build-out of the TNS FASTLink(R) Data Services backbone network and the Company's own on network "800" service. In April 1998, he Company paid approximately $2.0 million for a 50% interest in Atos. The net proceeds from the maturities of short and long term investments were $3,084 for the six month period ended June 30, 1998 and $3,491 for the six months ended June 30, 1997.

         Financing activities provided $985,000 for the six month period ended June 30, 1998 as compared to use of $2,226,000 in the same period in 1997. In 1997, the Company purchased 211,500 shares of its common stock for approximately $2.5 million. There were no such purchases in 1998. Proceeds from the exercise of stock options and the Company's employee stock purchase plan increased from $265,000 for the first six months of 1997 to $985,000 for the first six months of 1998.

         The Company believes that its existing cash, investment balances, and cash flows generated by operations will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

NEW ACCOUNTING STANDARDS
------------------------

         In July 1997, the FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 will require the Company to disclose segment information using a "management approach" beginning with its December 31, 1998 financial statements.

INFLATION
---------

         Inflation is not a material factor affecting the Company's business and has not had a significant effect on the Company's operations to date.

                           PART II - OTHER INFORMATION

Item 1.           Legal Proceedings. -

                  On October 28, 1997, the Company filed a formal complaint with the Federal Communications Commission (the "FCC") against AT&T Corp. ("AT&T"). The complaint alleges that AT&T, through the provision of common carrier services to its Transaction Access Services Group ("TAS Group") on terms and conditions more favorable than those listed in AT&T's tariffs, violates several provisions of the Communications Act of 1934 and the FCC's rules. TAS Group competes with the Company's TransXpress(R) network services. The complaint seeks an order requiring AT&T to cease and desist from engaging in the contested conduct and seeks monetary damages for lost business opportunities. At the request of the parties, the FCC has extended the deadline for filing briefs in this proceeding while the parties continue to discuss the terms of a settlement.

Item 2.           Changes in Securities - Not Applicable

Item 3.           Default Upon Senior Securities. - Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders.

                  The Annual Meeting of Stockholders was held on April 14, 1998 at TNS Headquarters, 1939 Roland Clarke Place, Reston, Virginia 20191.

                  The stockholders voted on the following matters as set forth in the proxy statement:

                  1. Election of Directors. The stockholders voted to elect two Class I directors, Henry R. Nichols and Joseph Squarzini, Jr., to three-year terms expiring at the annual meeting of stockholders in 2001. The voting tabulation for each nominee was as follows:

                  Henry R. Nichols - 10,409,747 votes in favor of election and 696,191 votes withheld.

                  Joseph Squarzini, Jr. - 10,409,747 votes in favor of election and 696,191 votes withheld.

                  The Company has a staggered board. In addition to the two Class I directors elected at the annual meeting of stockholders, the board has three Class II directors whose terms expire at the annual meeting in 1999: John S. McCarthy, John J. McDonnell, Jr.,and Jurgen Manchot; and two Class III directors whose terms expire at the annual meeting in 2000:
                  William N. Melton and Paolo L. Guidi.

                  2. Increase in the Common Stock Subject to the 1994 Stock Option Plan. The stockholders approved an increase in the aggregate number of shares of Common Stock authorized for issuance under the Company's 1994 Stock Option Plan, as amended, from 1,800,000 to 2,300,000 shares. The voting tabulation was as follows: 8,524,569 votes in favor of the increase; 2,456,669 votes against the increase; 124,700 abstentions; and no votes withheld.

                  3. Increase in the Common Stock Subject to the 1994 Employee Stock Purchase Plan. The stockholders approved an increase in the aggregate number of shares of Common Stock authorized for issuance under the Company's 1994 Employee Stock Purchase Plan, as amended, from 150,000 to 250,000 shares. The voting tabulation was as follows: 10,965,213 votes in favor of the increase; 15,625 votes against the increase; 125,100 abstentions; and no votes withheld.

                  4. Ratification of Independent Accountants. The stockholders ratified the selection of Arthur Andersen LLP as the Company's independent accountants for the current fiscal year. The voting tabulation was as follows: 11,059,697 votes in favor of the ratification; 5,911 votes against the ratification; 40,330 abstentions; and no votes withheld.

Item 6.           Exhibits and Reports on Form 8-K .

                  The Company filed a Current Report on Form 8-K on July 15, 1998 reporting pursuant to Item 2 the acquisition of certain assets and the assumption of certain liabilities of OmniLink Communications Corporation.

                  The Company filed a Current Report on Form 8-K on August 7, 1998 reporting pursuant to Item 5 the disposition of certain assets of SunTech Processing Systems, LLC.

                  (a.)     Exhibits.

                           Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Transaction Network Services, Inc.
                                    (Registrant)

Date: August 11, 1998               By:   /s/ John J. McDonnell, Jr.
                                          --------------------------
                                    John J. McDonnell, Jr.
                                          President and Chief
                                          Executive Officer

Date: August 11, 1998               By:    /s/ Thaddeus G. Weed
                                          --------------------------
                                           Thaddeus G. Weed
                                           Chief Financial Officer and Treasurer