Form 10-Q
period 1998-09-30
TRANSACTION NETWORK SERVICES INC
filed 1998-11-16
CIK 920231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1998

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirement for the past 90 days. /X/ Yes   /_/ No


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                    Shares Outstanding as of November 9, 1998
               12,787,428 Shares of Common Stock, $0.01 par value

                TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)




                                                                          September 30,            December 31,
                                                                             1998                     1997
                                                                          -------------            ------------
                                                                          (Unaudited)
                                                       ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                               $ 10,765                 $ 18,516
  Short-term investments                                                     4,822                    9,899
  Accounts receivable, net:
    Trade accounts receivable                                               14,704                    9,635
    TAS receivables                                                          3,536                        -
    Due from AMNEX                                                             530                      389
  Other current assets                                                       4,733                    2,047
                                                                          --------                 --------
    Total current assets                                                    39,090                   40,486
                                                                          --------                 --------
EQUIPMENT, at cost:
  Network equipment                                                         42,126                   30,101
  Office equipment                                                           6,771                    4,802
  Less - Accumulated depreciation                                          (18,959)                 (14,314)
                                                                          --------                 --------
                                                                            29,938                   20,589
                                                                          --------                 --------
INTANGIBLE ASSETS:
  Goodwill and other intangibles                                            92,887                   14,119
  Less - Accumulated amortization                                           (7,078)                  (4,742)
                                                                          --------                 --------
                                                                            85,809                    9,377
                                                                          --------                 --------
OTHER ASSETS                                                                   982                      877
LONG-TERM INVESTMENTS                                                        3,664                    4,780
INVESTMENT IN UNCONSOLIDATED AFFILIATE                                       2,218                        -
                                                                          --------                 --------
    Total assets                                                          $161,701                 $ 76,109
                                                                          --------                 --------
                                                                          --------                 --------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                                   $ 13,523                 $  7,256
LONG-TERM DEBT                                                              64,325                        -
DEFERRED INCOME TAX, net of current amount                                     330                      378
MINORITY INTEREST                                                            2,273                        -
                                                                          --------                 --------
    Total liabilities                                                       80,901                    7,634
                                                                          --------                 --------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY
  Common Stock, $0.01 par value, 20,000 shares authorized,
   12,690 and 12,476 shares issued, respectively                               127                      125
  Additional paid-in capital                                                55,044                   51,292
  Treasury Stock, none and 211 shares, at cost                                   -                   (2,491)
  Unearned compensation                                                        (24)                     (46)
  Retained Earnings                                                         25,503                   19,658
  Foreign currency translation                                                 150                      (63)
                                                                          --------                 --------
    Total stockholders' equity                                              80,800                   68,475
                                                                          --------                 --------
    Total liabilities and stockholders' equity                            $161,701                 $ 76,109
                                                                          --------                 --------
                                                                          --------                 --------

  The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)



                                                         Three Months Ended                Nine Months Ended
                                                            September 30,                    September 30,
                                                   --------------------------         ---------------------------
                                                      1998           1997                1998            1997
                                                   -----------     ----------         -----------     -----------
Revenues                                             $ 25,582       $ 17,170            $ 64,092        $ 45,729
Cost of network services                               15,175          9,540              37,049          25,562
                                                   -----------     ----------         -----------     -----------
Gross profit                                           10,407          7,630              27,043          20,167
                                                   -----------     ----------         -----------     -----------

Other operating expenses:
      Engineering & development                         1,370            921               3,538           2,534
      Selling, general & administrative                 3,152          1,998               8,337           6,196
      Depreciation                                      1,805          1,225               4,792           3,501
      Amortization of intangibles                       1,031            388               2,123           1,156
                                                   -----------     ----------         -----------     -----------
Total other operating expenses                          7,358          4,532              18,790          13,387
                                                   -----------     ----------         -----------     -----------

Income from operations before provision for
      income taxes, equity in earnings of
      affilliate and minority interest                  3,049          3,098               8,253           6,780

Interest income, net                                       54            542                 910           1,383
                                                   -----------     ----------         -----------     -----------
Income before provision for income taxes                3,103          3,640               9,163           8,163

Provision for income taxes                              1,202          1,384               3,597           3,296

Equity in earnings of unconsolidated affiliate            178              -                 259               -
Minority interest in net loss of
      consolidated subsidiary                              20              -                  20               -
                                                   -----------     ----------         -----------     -----------

Net income                                            $ 2,099        $ 2,256             $ 5,845         $ 4,867
                                                   -----------     ----------         -----------     -----------
                                                   -----------     ----------         -----------     -----------
 Diluted earnings per common share                   $ 0.16          $ 0.18               $ 0.44          $ 0.39
                                                   -----------     ----------         -----------     -----------
                                                   -----------     ----------         -----------     -----------
 Basic earnings per common share                     $ 0.17          $ 0.19               $ 0.46          $ 0.40
                                                   -----------     ----------         -----------     -----------
                                                   -----------     ----------         -----------     -----------


  The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                                                              Nine Months
                                                                                          Ended September 30,
                                                                                      -------------------------
                                                                                        1998           1997
                                                                                      ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                         $ 5,845        $ 4,867
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                                     6,915          4,657
        Stock option compensation                                                            22             22
        Loss on disposals of equipment                                                        -             55
        Deferred income taxes                                                               (48)           (35)
        Equity in earnings of unconsolidated affiliate                                     (259)             -
        Loss applicable to minority interest                                                (20)             -
     Changes in assets and liabilities, net of impact of acquisitions:
            Accounts receivable                                                          (8,647)        (1,015)
            Other current assets                                                         (1,776)          (584)
            Other assets                                                                   (105)            52
            Accounts payable and accrued expenses                                         5,141          1,948
                                                                                      ----------    -----------
                Net cash provided by operating activities                                 7,068          9,967
                                                                                      ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of equipment                                                          (11,462)        (8,664)
        Purchases of intangible assets                                                        -           (100)
        Acquisitions, net of cash acquired                                              (71,219)             -
        Investment in affiliates                                                         (1,959)             -
        Maturities of short-term investments                                              3,172          9,836
        Maturities (purchases) of long-term investments                                   1,116         (2,131)
                                                                                      ----------    -----------
            Net cash used in investing activities                                       (80,352)        (1,059)
                                                                                      ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from options and employee stock purchase plan                              995            759
        Purchases of treasury stock                                                           -         (2,491)
        Proceeds from borrowing                                                          64,325              -
                                                                                      -------------------------
            Net cash provided by (used in) financing activities                          65,320         (1,732)
                                                                                      -------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                     213            (74)
NET  (DECREASE) INCREASE IN CASH AND CASH
            EQUIVALENTS                                                                  (7,751)         7,102
CASH AND CASH EQUIVALENTS, beginning of period                                           18,516          3,169
                                                                                      ----------    -----------
                                                                                      ----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                               $ 10,765       $ 10,271
                                                                                      ----------    -----------
                                                                                      ----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
        Cash paid for income taxes                                                       $4,221         $3,231
                                                                                      ----------    -----------
                                                                                      ----------    -----------
        Fair value of assets acquired                                                  $ 77,208            $ -
        Less:  cash paid, net                                                           (71,219)             -
                   value of stock issued                                                 (5,250)             -
                                                                                      ----------    -----------
                                                                                      ----------    -----------
        Liabilites assumed                                                                $ 739            $ -
                                                                                      ----------    -----------
                                                                                      ----------    -----------
        Cancellation of note receivable in exchange for assets                          $ 1,905            $ -
                                                                                      ----------    -----------
                                                                                      ----------    -----------



  The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (Unaudited)

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

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.


2. ACQUISITIONS

OmniLink Communications Corporation ("OmniLink")

         On July 1, 1998, the Company acquired substantially all of the assets and assumed certain liabilities (composed principally of trade accounts payable and accrued liabilities) of OmniLink, a Michigan corporation. The consideration paid to OmniLink, after arm's-length negotiations, was $2.5 million which was composed of (a) approximately $600,000 in cash, plus direct acquisition costs, and (b) approximately $1.9 million by cancellation of a note payable from OmniLink to the Company. A limited partnership controlled by the Company's Chief Executive Officer and a venture capital firm, one of whose partners is a Company director, each are minority shareholders in OmniLink. The terms of the acquisition also include a royalty payment from the Company to OmniLink of up to approximately 5% of the price per unit based upon future OmniLink product sales. The royalty agreement will terminate upon the earlier of the date that OmniLink has received royalties aggregating $5,000,000 or June 30, 2001. The OmniLink acquisition is being accounted for as a purchase. Amounts allocated to intangible assets (goodwill) in the purchase accounting are being amortized on a straight-line basis over a period of 10 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment, should new or additional facts about the business become known.

SunTech Processing Systems, LLC

         On February 27, 1998, the Company acquired certain assets and assumed certain liabilities of SunTech Processing Systems, LLC ("SunTech"), a Texas limited liability company. The total consideration paid after arm's-length negotiations was $17.5 million, composed of (a) $12.25 million in cash, and (b) 287,474 shares of the Company's common stock valued at $5.25 million. Prior to the acquisition, SunTech was primarily engaged in the business of providing transaction processing services for automated teller machines ("ATMs") and developing additional communications technologies for ATMs. The Company acquired Suntech's dial-up ATM transaction processing segment (the "Processing Business") and SunTech's proprietary host-interface processing ("HIP") technology segment, which allows for leased line ATMs to be converted into dial-up ATMs. The SunTech acquisition is being accounted for as a purchase. Amounts allocated to intangible assets (including customer contracts, non-compete agreements, software and goodwill) in the purchase accounting are being amortized on a straight-line basis over periods ranging from 2 to 10 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment, should new or additional facts about the business become known.

         On July 23, 1998, the Company sold the Processing Business to Money Access Service Inc., a wholly-owned subsidiary of Electronic Payment Services, Inc. ("EPS") and a customer of the Company. The consideration received after arm's-length negotiations was $6.0 million in cash and certain equipment and accounts receivable of the Processing Business. The terms of the acquisition also included: (a) a software license whereby the Company was granted a non-exclusive, perpetual right to use certain software associated with the Processing Business at locations outside the United States; and (b) an agreement with EPS whereby EPS committed, under certain circumstances, to purchase certain modems from the Company during a three year period.


AT&T Corp.'s Transaction Access Service

         On September 10, 1998, the Company acquired from AT&T Corp. ("AT&T") the right to provide services under certain customer service contracts relating to AT&T's Transaction Access Service ("TAS") as well as certain equipment used by AT&T in furnishing this service. The consideration paid for these assets after arm's-length negotiations was approximately $64.3 million in cash, plus direct acquisition costs. The source of the funds used to acquire these assets was a $75 million revolving credit facility (the "Revolver') obtained in connection with this transaction. The Company also entered into a service agreement with AT&T under which the Company agreed to purchase a minimum of $10 million in communications services per year from AT&T during the two-year period beginning February 1, 1999. The transaction also included a limited non-competition agreement and a customer referral arrangement with AT&T. Under the referral arrangement the Company has agreed to compensate AT&T based upon future revenues generated by referrals of sales prospects to the Company by AT&T. In connection with the transaction, the Company and AT&T also entered into a settlement agreement whereby the Company agreed to dismiss with prejudice its complaint filed against AT&T with the Federal Communications Commission.

         Under the Asset Purchase Agreement the Company will purchase transitional communication and other transitional services from AT&T including network operation, engineering support and billing services until the TAS customers are migrated from the TAS network to the TNS network. Under this arrangement, AT&T continues to prepare the TAS customer billings. Accordingly, the $3.5 million of TAS revenue recorded by the Company relating to the twenty-day period from September 10, 1998 to September 30, 1998 was not billed until mid-October. As a result, the Company had not collected any of the $3.5 million of TAS accounts receivable prior to September 30, 1998 and the entire balance was included in accounts receivable at September 30, 1998.

         The TAS acquisition is being accounted for as a purchase. Amounts allocated to intangible assets (including customer contracts, a non-compete agreement, and goodwill) in the purchase accounting are being amortized on a straight-line basis over periods ranging from 3 to 20 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment, should new or additional facts about the business become known.

         The $75 million Revolver provides for unsecured LIBOR or base rate borrowings at the Company's option. A margin is added to the applicable LIBOR or base rate based upon the Company's ratio of total debt to annualized operating cash flow, as defined in the agreement. The interest rate at September 30, 1998 was 6.34% (LIBOR plus 75 basis points). LIBOR loan maturities range from 30 to 180 days. Interest on LIBOR loans is paid at expiration or, for loans with an original maturity of greater than 90 days, both at 90 days from inception and on expiration. Interest on base rate loans is paid on March 31, June 30, September 30, and December 31. The Revolver matures in September 2001 and is subject to annual renewals thereafter. Borrowings may be repaid at any time without penalty subject to minimum repayment amounts. The Revolver includes a commitment fee based upon the average unused balance. The Revolver also includes certain financial and non-financial restrictive covenants including minimum operating cash flow requirements and limitations on investments, other borrowings, capital expenditures and acquisitions. Acquisitions are subject to pro-forma covenant compliance.

         The unaudited pro forma information for the periods set forth below give effect to the SunTech transaction and the subsequent sale of the Processing Business, and the OmniLink transaction as if they had occurred at the beginning of each period. Pro forma financial information related to the TAS acquisition is currently not available but is expected to be filed within the period when required by the applicable SEC rules. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time (unaudited, 000's omitted):


                                      Nine months  Ended       Year Ended
                                      September 30, 1998       December 31, 1997
                                      ------------------       -----------------
Revenues                              $   64,210                   $   63,617
Net income                                 4,575                        4,340
Diluted earnings per share            $     0.34                   $     0.34
Basic earnings per share              $     0.36                   $     0.35




Transaction Network Services (UK) Limited

         On September 1, 1998 the Company entered into a joint venture in the United Kingdom with General Cable PLC. The venture is a majority owned subsidiary of the Company and is named Transaction Network Services (UK) Limited ("TNSUK"). The Company purchased its 60% in TNSUK for approximately $4.0 million in cash. General Cable contributed customer contracts, business relationships, goodwill and certain network equipment in exchange for its 40% interest. The customer contracts and goodwill are being amortized over 10 years on a straight line basis. General Cable provides TNSUK certain telecommunication and management services. TNSUK utilizes the Company's network technology, along with technology acquired in the acquisition of certain assets of SunTech and OmniLink, to provide point-of-sale and other transaction services in the UK.

AMNEX, Inc.

         On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases used to provide fraud control and billing validation services. The transaction also included a ten year exclusive service agreement and other agreements. The Company paid approximately $1.5 million in cash for these assets.

         In December 1997, the Company entered into a consulting agreement with AMNEX in exchange for certain revisions made to the exclusive service agreement. The consulting agreement required an initial payment of approximately $180,000 and monthly payments of approximately $33,000 through June 30, 2002. The consulting agreement provides that, in the case of a material breach by AMNEX, the remaining unpaid monthly payments become immediately due and payable as liquidated damages. To ensure payment of amounts under both the exclusive service agreement and consulting agreement (collectively, the "Agreements"), AMNEX executed instruction letters whereby AMNEX directed its billing agent to pay the Company directly all amounts owed by AMNEX under the Agreements (the "Directions to Pay"). The Directions to Pay are held in escrow by an escrow agent. In May 1998, the Company delivered a notice of default to AMNEX for non-payment of fees under the exclusive service agreement and consulting agreement. The Company subsequently directed the escrow agent to deliver the Directions to Pay to the billing agent. As is allowed by the escrow agreements, AMNEX objected to the release of the Directions to Pay.

         On July 29, 1998, the Company filed arbitration proceedings with the American Arbitration Association against AMNEX. The statement of claims alleges that AMNEX breached various agreements with the Company and seeks damages and injunctive relief. The statement of claims also seeks to have the escrow agent release the Directions to Pay to the Company for delivery to AMEX's billing agent. On November 6, 1998, AMNEX filed an answer to the statement of claims denying the Company's claims and asserting as affirmative defenses that the consulting agreement is unenforceable, that the liquidated damages provisions of the consulting agreement are void as a penalty and that the Company is not entitled to equitable relief. AMNEX also alleged, as a counter-claim that the Company breached the consulting agreement and seeks the return of approximately $92,000 paid under that agreement. The arbitration proceeding is scheduled to begin in January 1999. While the Company recognizes the risks inherent in these disputes and that the outcome is uncertain, management believes it is likely to prevail in the arbitration proceedings on its merits.

         As of September 30, 1998, the Company has recorded net assets related to AMNEX of approximately $1.8 million, including accounts receivable of approximately $530,000 and intangible assets of approximately $1.3 million. Any adjustment to the book value of these assets would result in a non-cash accounting charge. Due to the material breach by AMNEX, the Company is entitled to liquidated damages under the consulting agreement of approximately $1.6 million (none of which has been recorded by the Company), in addition to the outstanding $530,000 of accounts receivable.

Other

         In July 1997, the Company entered into a $250,000 term loan with a customer. The Company also paid this customer $500,000 for a software license to use the customers' proprietary call monitoring and screening system and related databases along with an option to purchase a minority interest in the customer. The term loan is secured by certain collateral, interest is payable monthly, and principal payments are due in three annual payments on the next three loan anniversary dates. In connection with the term loan, the Company signed a debt subordination agreement with the customer's senior creditor. In April 1998, the Company received notice from the senior creditor that the borrower was in default. Under the debt subordination agreement, the Company could not accept payments from the customer for a period of 180 days. Management is negotiating terms for payment under the note. In the event that the result of these negotiations is unsatisfactory to management, management will consider all options available to the Company under the note and applicable law. Management believes that these assets are recoverable through future cash flows. Any adjustment to the book value of these assets will result in a non-cash accounting charge.

3.    EARNINGS PER SHARE

             The following reconciles the shares used in the calculations of basic and diluted earnings per share:

                                              Three Months Ended         Nine months Ended
                                                September 30,               September 30,
                                            ----------------------    -----------------------
                                                1998       1997          1998         1997
                                            ----------------------    -----------------------
Weighted average shares outstanding-basic   12,690,391   12,186,001   12,576,744   12,258,561
Dilutive effect of stock options               779,675      525,671      676,232      315,320
                                            -------------------------------------------------
Weighted average shares - dilutive          13,470,066   12,711,672   13,252,976   12,573,881
                                            -------------------------------------------------
Diluted earnings per share                  $     0.16   $     0.18   $     0.44   $     0.39
Basic earnings per share                    $     0.17   $     0.19   $     0.46   $     0.40



4.  COMPREHENSIVE INCOME

              The total of net income and all other nonowner changes in equity consists of (unaudited, 000's omitted):

                               Three Months Ended   Nine months Ended
                                  September 30,       September 30,
                               ------------------   ------------------
                                 1998       1997      1998       1997
                               ---------------------------------------
Net Income                      $ 2,099   $ 2,256   $ 5,845    $ 4,867
Other Comprehensive Income:
         Currency Translation       276       (74)      213        (82)
                                --------------------------------------
         Comprehensive Income   $ 2,375   $ 2,182   $ 6,058    $ 4,785
                                -----------------   ------------------

Item 2.


               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain information included in this document may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's long standing relationships with major customers and vendors, the Company's ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the extent to which acquired businesses and assets are able to meet the Company's expectations and operate profitably, technological and customer related issues associated with the migration of acquired businesses to the Company's network, the impact of future revisions to the cost of the Company's network services under the Telecommunications Act of 1996, the impact of the agreement with AT&T for providing communication and other services during the transition of the TAS business to the Company's network, competition, technological change, the ability to develop new services, dependence on proprietary rights, dependence on key employees, changes in government regulation, the impact of the Year 2000 issue, seasonality and fluctuations in quarterly results. In addition, the Company is subject to risks and uncertainties that affect the technology sector generally including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward looking statements, all of which are expressly qualified by the foregoing.

RESULTS OF OPERATIONS

 Revenues

         Total revenues increased by 49% to $25,582,000 for the three month period ended September 30, 1998 from $17,170,000 for the same period in 1997 and by 40% to $64,092,000 for the first nine months of 1998 from $45,729,000 for the same period in 1997.

         POS services revenue increased by 47% to $16,404,000 from $11,145,000 for the three months ended September 30, 1998 versus the comparable period in 1997 and by 27% to $39,394,000 from $31,016,000 for the first nine months of 1998 versus the same period in 1997. The growth in POS services revenue resulted primarily from transaction volume and the associated $3.5 million of revenue recorded by the Company after the Company's September 10, 1998 acquisition of AT&T Corp's ("AT&T") Transaction Access Service ("TAS") and an increase in transaction volume and associated revenue from the Company's POS customers. POS transaction volume increased by 45% to 907 million transactions for the third quarter of 1998 from 626 million transactions in the third quarter of 1997. The TAS acquisition contributed 178 million transactions to POS transaction volume for the period from the acquisition date (September 10, 1998) to September 30, 1998. POS revenue per transaction was $0.016 for the three months ended September 30, 1998 and $0.016 for the comparable period in 1997. POS revenue per transaction for the TAS transactions was $0.019 for the period from September 10, 1998 to September 30, 1998. Future average revenue per POS transaction will depend on the relative contribution to total transaction volume from each of the Company's sources of POS transactions and competitive factors.

         Telecommunications services revenue increased by 38% to $7,925,000 from $5,746,000 for the three months ended September 30, 1998 versus the comparable period in 1997 and by 54% to $21,740,000 from $14,076,000 for the first nine months of 1998 versus the same period in 1997. The growth in revenue was primarily due to growth in queries processed for the Company's telecommunications customers and from an increase in other telecommunications services revenues, including LEConnect and SS7 services revenue.

         The Financial Services Division was formed in March 1997 and contributed $662,000 of revenue for the three months ended September 30, 1998 versus $79,000 for the same period in 1997 and $1,285,000 for the first nine months of 1998 compared to $136,000 for the same period in 1997. The growth in revenue was due to growth in the number of customers and the associated connections to the Company's Financial Services Network.

         International revenue contributed $591,000 in the third quarter of 1998 compared to $200,000 for the same period in 1997 and $1,673,000 for the first nine months of 1998 compared to $498,000 for the same period in 1997. The increase is due to increases in royalties, software license fees, equipment sales and revenue associated with the September 1, 1998 formation of Transaction Network Services (UK) Limited ("TNSUK"). TNSUK utilizes the Company's network technology, along with technology acquired in the acquisition of certain assets of Suntech and OmniLink, to provide point-of-sale and other transaction services in the UK. TNSUK contributed $109,000 of revenue for the period from September 1, 1998 to September 30, 1998.

         In April 1998, the Company, through TNSL, acquired a 50% interest in Atos Ireland Limited, which has been renamed Switchtran Limited ("Switchtran'). Switchtran provides processing services, primarily for cash withdrawals, made from a network of automated teller machines ("ATM's") located throughout Ireland. Switchtran is accounted for under the equity method of accounting. Accordingly, the Company records its 50% share of Switchtran's net income, which was $178,000 for the third quarter of 1998, as "Equity in Unconsolidated Affiliate".

         The Company's majority owned Irish subsidiary - Transaction Network Services Limited ("TNSL") provides POS network services in Ireland and serves as TNSL's European technology and marketing center. Currently, TNSL's consolidated losses are being absorbed and consolidated with the Company's operating results. TNSL's consolidated losses were approximately $169,000 for the third quarter of 1998 compared to $161,000 for the same period in 1997 and $686,000 for the first nine months of 1998 compared to $605,000 for the same period in 1997.

Cost of Network Services

         Cost of network services increased by 59% to $15,175,000 from $9,540,000 for the three months ended September 30, 1998 versus the comparable period in 1997 and by 45% to $37,049,000 from $25,562,000 for the first nine months of 1998 versus the same period in 1997. This growth resulted primarily from increases in usage charges and charges for billing validation information resulting from increased transaction and query volumes including transactions associated with the September 10, 1998 TAS acquisition.

         In connection with the TAS acquisition, and under the Asset Purchase Agreement (the "Agreement"), the Company negotiated an arrangement with AT&T for the purchase of transitional communication services and other transitional services including network operation, engineering support and billing services. Under this arrangement, AT&T provides the Company with these services until the TAS customers are migrated off of the TAS network and onto the Company's network. The transitional communication rates included in the Agreement determine the cost per transaction until the associated TAS transactions are migrated from the TAS network. These transitional communication services rates and the rates for other transitional services increase at specified periods per the Agreement. The rates for the transitional services are greater than the rates the Company separately negotiated with AT&T under the 800 communication services contract and the rates incurred when utilizing the Company's own 800 network. The Company believes that it will experience a cost of network services above historical levels while these transactions remain on the TAS network and the Company continues to be charged the transitional rates. Once the TAS customers are transitioned off of the TAS network and onto the Company's network the cost per transaction will be determined by the cost under the 800 communication services contract with AT&T, the Company's 800 service agreements with other vendors and the costs associated with the Company's own 800 network. The ultimate impact of these transitional rates for communications and other services is dependent upon many factors including the Company's ability to successfully transition customers from the TAS network to its network facilities, capacity on the Company's network, customer cooperation, seasonal issues primarily associated with the holiday season including a customer's potential resistance to migrating traffic during this period, successful testing of certain transaction protocols not previously carried by the Company's network, and the ability of AT&T to connect the Company's network equipment to AT&T's 800 service network on a timely basis.

         In May 1997, pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC implemented rules and regulations referred to as Access Charge Reform ("Access Reform") that seek to reform the system of interstate access charges and make it compatible with the competitive paradigm established by the 1996 Act. The initial phase of Access Reform was implemented in July 1997. The initial phase of Access Reform resulted in a decrease in certain components of the Company's variable cost per transaction, and as a result, lowered the Company's network costs. The second and third phases of Access Reform were implemented in January and July 1998, respectively. The second and third phases of Access Reform resulted in an additional decrease in certain components of the Company's variable cost per transaction; however, both phases increased certain of the Company's fixed monthly recurring charges and instituted certain new fixed charges. The changes in access charges instituted by the third phase of Access Reform resulted in an increase in fixed charges which more than offset the reduction in variable costs per transaction. Further changes to access charges due to Access Reform are scheduled to be implemented in 1999 and 2000. The Company believes that future revisions may reduce its network costs because the Company believes the increased charges are not in accordance with the spirit of Access Reform which is intended to reduce overall access charges. However, there can be no assurance that the future phases of Access Reform will result in reductions to the Company's network costs and, in fact, they may increase. The ultimate impact of Access Reform is dependent upon, among other things 1) the ability to increase transaction volumes, which benefits the Company when lower variable costs are instituted, 2) the nature and amount of fixed charges based upon the number of connections in the Company's network, which increases network costs, 3) any other future actions by the FCC, 4) the ability of the Company to modify its network design to react to pricing revisions, and 5) the ability of the Company to successfully defend and receive credits for improperly billed charges. Accordingly, the impact of Access Reform on the Company's future network access costs is unknown, and the Company cannot predict the timing, outcome or effects of the FCC's regulations or of any future tariff matters.

Gross Profit

         Gross profit represented approximately 41% of total revenues for the third quarter of 1998 compared to 44% for the same period in 1997 and 42% of total revenues for the first nine months of 1998 compared to 44% for the same period in 1997. The approximate 3% decrease in gross profit as a percentage of total revenues for the comparable three-month periods primarily reflects the impact of the transitional communications services rates associated with the AT&T TAS acquisition. The gross margin percentage associated with the revenue from the TAS acquisition was approximately 17%. The decrease in gross margin percentage was also attributed to costs associated with the Company's expansion of its own on-network "800" access service and the impact of certain fixed charges instituted in the third phase of Access Reform. Except for capital9 expenditures, the Company expenses all of its network expansion and operating costs as they are incurred.

         Future gross profit margin percentages depend on a number of factors including the ability to successfully migrate the TAS transactions from the TAS network and onto the Company's network on a timely manner, total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the success of the Company's new service offerings including recent acquisitions, the timing and extent of the Company's network expansion and the timing and extent of any network cost reductions. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin because significant portions of network costs are fixed costs. As a result, maintaining historical gross margin levels depends in part on growth in transaction volume generating economies of scale.

Engineering and Development

         Engineering and development ("E&D") expense increased by 49% to $1,370,000 for the three months ended September 30, 1998 versus $921,000 for the comparable period in 1997 and by 40% to $3,538,000 for the first nine months of 1998 from $2,534,000 for the same period in 1997. E&D expenses increased in order to support the Company's revenue growth. E&D expenses represented approximately 6% of revenues for the first nine months of 1998 and 1997 and represented approximately 5% of revenues for the three months ended September 30, 1998 and September 30, 1997. The Company believes that future E&D expenses as a percentage of revenues may decline due to the anticipated increase in revenues associated with the TAS acquisition without a corresponding proportional increase in E&D expenses. This impact will be partially offset by an increase in E&D expenses associated with the OmniLink Communications Corporation ("OmniLink") acquisition.

         On July 1, 1998, the Company acquired substantially all of the assets of OmniLink. Prior to the acquisition, OmniLink developed, manufactured and marketed modems for electronic commerce, Internet access, telecommuting and advanced office communications. The Company has transferred its dial-up modem technology acquired in the February 1998 acquisition of certain assets of SunTech Processing Systems, LLC ("SunTech") to OmniLink. OmniLink has integrated the SunTech modem technology into the OmniLink modems. This development effort is intended to support the Company's strategy to offer dial-up ISDN access services to both domestic and international customers. These customers have traditionally relied upon more expensive leased line communications to process transactions originated at both point-of-sale locations as well as automated teller machines.

Year 2000

         The Company operates and utilizes various date-sensitive computer applications and systems throughout its networks and businesses. The Company has been cognizant of the Year 2000 issue for several years and has continually attempted to maintain and/or upgrade its networks and computer systems to recognize the Year 2000 and associated issues. The Company also recognizes that there are risks with respect to embedded systems that are not necessarily part of the Company's network or computer systems but contain microprocessor chips which may not function properly with the change of the date to the Year 2000. The management of the Company has formed an internal review team to resolve and address Year 2000 issues not addressed in the normal course of business. Procedures have been developed and are in place for assessing exposure and risk which include testing current and future applications and systems, upgrading and replacing non-compliant equipment and software and obtaining Year 2000 compliance statements from the Company's significant third parties including material vendors and suppliers. Not all of the Company's significant third parties have provided the Company with Year 2000 compliance statements. The Company provides its customers with statements of readiness on the Year 2000 and the Company believes that its primary networks and computer systems are currently Year 2000 compliant. The Company also believes that the majority of the services and products it offers are not affected by the Year 2000 date change as there are no specific date functions nor date dependencies in such products and services.

         As of September 30, 1998, the Company has surveyed a majority of its business and critical systems and plans for the replacement of non-compliant equipment and software have been implemented. At this time the cost of replacement systems and modifications is not expected to be material and has been incorporated into system upgrades scheduled to take place in the fourth quarter of 1998 and first quarter of 1999. Any additional need for contingency plans or back-up systems will be addressed and determined during the beginning of calendar year 1999.

         The activities involved in the Company's Year 2000 project necessarily involve estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections may be revised as work progresses on this project. Disruptions with respect to the computer systems of vendors or customers, which are outside the control of the Company, could impair the ability of the Company to obtain services or conduct business. If any of the significant third parties are not Year 2000 compliant and/or the Company fails to identify or replace non-compliant equipment or software and noncompliance causes a material disruption to the business of the Company, the Company's revenues and financial position could be materially adversely affected. There can be no assurance that the actions taken by the Company with respect to its network, computer systems or embedded systems will eliminate the numerous and varied risks associated with the Year 2000 date change. Further, there can be no assurance that the Company will not be adversely affected by any Year 2000 related difficulties encountered by vendors or customers or by any downturn in the economy in general and there can be no assurance that the Year 2000 will not have a material adverse effect on the Company's financial position or results of operations.

Selling, General and Administrative

         Selling, general and administrative ("SG&A") expenses increased by 58% to $3,152,000 for the three months ended September 30, 1998 from $1,998,000 for the same period of 1997 and by 35% to $8,337,000 for the first nine months of 1998 from $6,196,000 for the same period of 1997. SG&A expenses increased in order to support the Company's revenue growth. SG&A expenses represented 13% of revenues for the first nine months ended September 30, 1998 and 14% for the same period of 1997. SG&A expenses represented 12% of revenues for the three months ended September 30, 1998 and September 30, 1997. The Company believes that future SG&A expenses as a percentage of revenues may decline due to the anticipated increase in revenues associated with the TAS acquisition without a corresponding proportional increase in SG&A expenses. This impact will be partially offset by an increase in SG&A expenses associated with the OmniLink acquisition.

Depreciation

         Depreciation expense increased by 47% to $1,805,000 for the three months ended September 30, 1998 from $1,225,000 for the same period of 1997 and by 37% to $4,792,000 for the first nine months of 1998 from $3,501,000 for the same period of 1997. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support the growth in the Company's business.

Amortization of Intangibles

         The amortization of intangible assets increased by 166% to $1,031,000 for the three months ended September 30, 1998 from $388,000 for the same period in 1997 and by 84% to $2,123,000 for the first nine months of 1998 from $1,156,000 for the same period in 1997. The increase is attributable to the amortization of intangible assets associated with the TAS, SunTech, and OmniLink acquisitions. Amortization expense is expected to be approximately $1.9 million per quarter over the next several years with approximately $1.1 million of this amount relating to the TAS acquisition. See Note 2 to Item 1. - Financial Statements for a discussion of events related to AMNEX and a customer.

Interest Income, net

         Net interest income decreased by 90% to $54,000 for the three months ended September 30, 1998 from $542,000 for the same period in 1997 and decreased by 34% to $910,000 for the first nine months of 1998 from $1,383,000 for the same period in 1997. These decreases relate primarily to interest expense associated with borrowing $64.3 million in connection with the September 10, 1998 TAS acquisition made under a $75 million revolving credit facility (the "Revolver") and a reduction in invested funds. Interest expense under the Revolver was approximately $255,000 for the period from September 10, 1998 to September 30, 1998.

Income Taxes

         The effective tax rate decreased from 40% to 39% for the comparable nine-month periods ended September 30, 1997 and September 30, 1998. The decrease is primarily as a result of the reduction in TNSL's losses relative to the Company's annual results. The Company has not recorded a tax asset for these losses due to TNSL's brief operating history.

Earnings Per Share

         Diluted earnings per share decreased by 11% to $0.16 during the third quarter of 1998 from $0.18 in the comparable 1997 quarter and increased by 13% to $0.44 for the first nine months of 1998 from $0.39 for the comparable period of 1997. The weighted average number of shares outstanding used to calculate diluted earnings per share increased by 6% to 13,470,000 during the third quarter of 1998 from 12,712,000 in the same period in 1997 and by 5% to 13,253,000 for the first nine months of 1998 from 12,574,000 for the same period in 1997. Diluted shares outstanding increased primarily because of the 287,474 shares issued on February 27, 1998 in connection with the SunTech acquisition and from an increase in stock options outstanding.

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1998, principal sources of liquidity were cash and cash equivalents of $10,765,000, short-term investments of $4,822,000 and availability under the Revolver of approximately $10.7 million. Approximately $4.0 million of cash and cash equivalents are held by TNSUK - a majority owned subsidiary.

         Net cash provided by operating activities was $7,068,000 for the nine month period ended September 30, 1998, a decrease from $9,967,000 for the comparable period in 1997. The decrease is primarily from increases in net income, depreciation and accounts payable being more than offset by an increase in accounts receivable. TAS receivables accounted for $3.5 million of the $8.6 million increase in accounts receivable. For a transitional period, AT&T continues to prepare the TAS customer billings. Accordingly, the $3.5 million of TAS revenue recorded by the Company relating to the twenty-day period from September 10, 1998 to September 30, 1998 was not billed until mid-October. As a result, the Company had not collected any of the $3.5 million of TAS accounts receivable prior to September 30, 1998 and the entire balance was included in accounts receivable at September 30, 1998.

         Investing activities used $80,352,000 for the nine-month period ended September 30, 1998 as compared to a use of $1,059,000 for the same period in 1997. The increase primarily relates to approximately $64.3 million paid for the TAS acquisition, $6.2 million paid for the acquisition of certain SunTech assets and approximately $600,000 paid for certain assets of OmniLink plus the associated direct costs of these acquisitions. The Company purchased $11,462,000 of equipment for the nine-month period ended September 30, 1998 up from $8,664,000 for the comparable period in 1997. The increase was primarily due to purchases to increase network capacity related to the TAS acquisition and transaction increases from existing customers, the expansion of the Company's "800" network and the capital expenditure requirements of new service offerings. In April 1998, the Company paid approximately $2.0 million for a 50% interest in Switchtran. The net proceeds from the maturities of short and long-term investments were $4,288,000 for the nine-month period ended September 30, 1998 and $7,705,000 for the nine months ended September 30, 1997.

         Financing activities provided $65,320,000 for the nine-month period ended September 30, 1998 as compared to use of $1,732,000 in the same period in 1997. On September 10, 1998, the Company borrowed $64.3 million for the TAS acquisition. The Company repaid $5.0 million of this amount in October 1998. There were no borrowings in 1997. In 1997, the Company purchased 211,500 shares of its common stock for approximately $2.5 million. There were no such purchases in 1998. Proceeds from the exercise of stock options and the Company's employee stock purchase plan increased from $759,000 for the first nine months of 1997 to $995,000 for the first nine months of 1998.

              The Company believes that its existing cash, investment balances, availability under the Revolver, and cash flows generated by operations will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

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

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings. -

                  On October 28, 1997, the Company filed a formal complaint with the Federal Communications Commission (the "FCC") against AT&T Corp. ("AT&T"). The complaint alleged that AT&T, through the provision of common carrier services to its Transaction Access Services Group ("TAS Group") on terms and conditions more favorable than those listed in AT&T's tariffs, violated several provisions of the Communications Act of 1934 and the FCC's rules. The complaint was dismissed in connection with the Company's September 10, 1998 acquisition of certain TAS Group assets.

Item 2.           Changes in Securities - Not Applicable

Item 3.           Default Upon Senior Securities. - Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders - none


Item 6.           Exhibits and Reports on Form 8-K .

                  The Company filed a Current Report on Form 8-K on September 23, 1998 reporting pursuant to Item 2 the acquisition of certain assets of AT&T Corp.


                  (a.)     Exhibits.

                           1.        Financial Data Schedule.
                           2. $75 Million Revolving Credit Facility with PNC Bank, National Association

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  Transaction Network Services, Inc.
                                            (Registrant)



Date: November 13, 1998           By:   /s/ John J. McDonnell, Jr.
                                      ----------------------------
                                           John J. McDonnell, Jr.
                                           President and Chief
                                           Executive Officer



Date: November 13, 1998           By:    /s/ Thaddeus G. Weed
                                      -----------------------
                                           Thaddeus G. Weed
                                           Chief Financial Officer and Treasurer