Form 10-K
period 1998-12-31
TRANSACTION NETWORK SERVICES INC
filed 1999-03-18
CIK 920231

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                          COMMISSION FILE NO. 0-23856
                            ------------------------

                       TRANSACTION NETWORK SERVICES, INC.

             (Exact name of Registrant as specified in its charter)

                  DELAWARE                             54-1555332
        (State or other jurisdiction                (I.R.S. Employer
     of incorporation or organization)           Identification Number)
     1939 ROLAND CLARKE PLACE, RESTON,                    20191
                  VIRGINIA                             (zip code)
  (Address of principal executive offices)

       Registrant's telephone number, including area code: (703) 453-8300
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $0.01 PAR VALUE

                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based on the closing price on March 1, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $211,299,980. The number of shares outstanding of the Registrant's Common Stock, $0.01 par value, was 12,940,555 on March 1, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III, Items 10, 11, 12 and 13 are incorporated by reference from the Company's Proxy Statement related to the Annual Meeting of Stockholders to be held on April 22, 1999.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

GENERAL OVERVIEW

    Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/ Point-of-Service) transaction processing industry through its POS division. The Company currently operates four divisions: (1) the POS Division which includes the Company's TransXpress-Registered Trademark- network services for the POS transaction processing industry, (2) the Telecom Services Division ("TSD") which includes the Company's CARD*TEL-Registered Trademark- telephone call billing validation and fraud control services and other services targeting primarily the telecommunications industry, (3) the Financial Services Division ("FSD") which provides integrated data and voice services including the TNS FastLink-Registered Trademark- Data Service in support of the Financial Information eXchange ("FIX") messaging protocol and other transaction oriented trading applications primarily to the financial services industry, and (4) the International Systems Division ("ISD") which markets the Company's products and services internationally.

    In September 1998, the Company significantly expanded its POS Division through a $64.3 million acquisition of the rights to provide services under certain customer service contracts relating to AT&T Corp.'s ("AT&T") Transaction Access Service ("TAS"). AT&T's TAS service provided services similar to the Company's POS network services. Additionally, in 1998, the Company expanded the service offerings of its POS division through the acquisitions of certain assets of Suntech Processing Systems, LLC ("Suntech") and OmniLink Communications Corporation ("OmniLink"). Suntech's proprietary host-interface processing technology allows for leased line automated teller machines ("ATM's") to be converted into dial-up ATM's. OmniLink develops, manufactures and markets modems and ISDN terminal adaptors for electronic commerce, Internet access, telecommuting and advanced office communications. The Company has transferred its dial-up modem technology acquired from Suntech to OmniLink.

    In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida and formed the Company's Telecom Services Division. TSD provides customers in the telecommunications industry with telephone call fraud control, billing validation, Signaling System No. 7 ("SS7") services, and other services.

    In March 1997, the Financial Services Division was created to serve the data communications needs of the financial services industry. The TNS financial services network provides a secure, independent, Internet Protocol ("IP") Extranet for transacting securities trading orders and associated data electronically between brokerage firms and financial institutions. In January 1999, the Company acquired Transline Communications, Inc. ("Transline") in a transaction structured to be accounted for as a pooling of interests. Transline's core business is comprised of managed private, secure voice and data services provided to financial institutions for futures, options, and commodities trading.

    In June 1996, the Company formed Transaction Network Services Limited ("TNSL"), a majority-owned subsidiary. TNSL provides POS network services in Ireland and serves as TNS' European technology and marketing center to support current and future European operations. In October 1997, through TNSL, the Company acquired a majority interest in Pronoma Systems AB which has been renamed Transaction Network Services TNS AB ("TNSAB") and operates as a TNSL subsidiary located in Stockholm, Sweden. In April 1998, the Company, through TNSL, acquired a 50% interest in ATOS Ireland Limited ("Atos"). Atos has been renamed Switchtran Limited ("Switchtran") and provides processing services, primarily for cash withdrawals, for a network of ATMs located throughout Ireland. In September 1998, the Company entered into a 60% owned joint venture in the United Kingdom ("UK"). The joint venture is named Transaction Network Services UK Limited ("TNSUK") and operates as a TNS subsidiary located in Sheffield, England. In November 1998, the Company, through TNSL, formed Transaction Network Services, Societe Anonyme. ("TNSSA"). TNSSA operates as a TNS subsidiary located in Paris, France. TNSL, TNSAB, TNSUK, Switchtran and TNSSA utilize the Company's network technology to provide POS and other transaction services in their respective countries.

    The majority of the Company's revenues are derived from the transmission of POS transactions (predominantly credit and debit card transactions) which are processed electronically by a small number of third party

POS transaction processors. The Company's TransXpress-Registered Trademark-network services utilize proprietary technology that provides a fast communications link between the merchant site and the transaction processor at a cost generally lower than current alternatives. The Company was the first provider of "950" service to third party POS transaction processors and currently provides "950" service in 170 local access transport areas ("LATAs"), which cover approximately 98% of the United States population. In June 1991, the Company transmitted its first POS transaction, and since then has increased its average daily transaction volume from approximately 17,000 in the third quarter of 1991 to more than 16.4 million in the fourth quarter of 1998. The Company markets its TransXpress-Registered Trademark- network services directly to third party POS transaction processors, who in turn resell the Company's network services as a part of the processors' own services. Of the ten leading third party POS transaction processors in the nation, eight (First Data Corporation, Electronic Payment Services, Inc., Alliance Data Systems, Paymentech Inc., National Data Corporation, American Express, NOVUS Services, Inc. and Vital Processing Services) purchase the Company's network services.

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

    The electronic processing of POS credit card transactions requires the use of a communications network that links merchant POS terminals to transaction processing host computers. The need to link merchants and POS transaction processors has been met primarily by one of two alternatives: dedicated leased lines and dial-up services. Dedicated leased lines offer high speed data transmission, but involve significant fixed monthly charges, making them economically viable only in high-volume merchant locations such as department stores and supermarkets. As a result, a majority of electronically processed POS transactions are transmitted using dial-up services. Prior to the Company's entrance into this market, dial-up services included those offered by "800" service providers, including AT&T, Sprint and MCI. While both of these traditional alternatives had certain attributes that were attractive to the transaction processing industry, neither was optimal for POS transaction data communications. The "800" service providers offered reverse call billing and wide geographic coverage, but such services could be slow and expensive on a per transaction basis. Public data networks were often faster and less expensive than "800" services, but were not as widely available as "800" services and did not offer reverse call billing, resulting in service charges to merchants in some areas. As the POS processing industry has become more sophisticated and competitive, both merchants and third party POS transaction processors have increasingly demanded faster service, lower cost and value-added features from their transaction automation systems and network services suppliers.

    In response to the growth of the POS transaction processing market, the Company developed the TNS network, a data communications network designed specifically to provide high speed, low cost, reliable and widely accessible network transmission services for POS transaction processing. The Company's TransXpress-Registered Trademark- network services include the reverse call billing and wide geographic coverage of traditional "800" services, while delivering transactions at speeds and levels of reliability that are often greater than public data networks and at a cost per transaction that typically is lower than these traditional alternatives. The Company's services offer both "950" and "800" dial access with proprietary network routing technology that provides faster call connection and more efficient network utilization than previous dial-up alternatives. In addition, the proprietary TNS network software provides the Company's customers with dynamic rerouting and several value-added features such as real-time call tracking and trouble shooting.

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

    Real-time validation databases contain information regarding the status of accounts that allow carriers connecting "0+" calls to validate the current status of the billed account. These databases are known as Line Information Databases, or "LIDBs," and are maintained by local exchange carriers and other telecommunications companies with direct end-user telephone account information. Each LIDB can be accessed directly by telecommunications carriers through specialized data communications network connections, however, the cost of connecting to all of the databases, which is necessary to obtain the full benefit of such databases, is prohibitive for smaller companies. As a result, gateway providers have evolved to access LIDBs economically by aggregating LIDB traffic from many smaller carriers. Positive validation from one or more LIDBs, however, does not guarantee a collectible bill. Consequently, fraud control services that supplement LIDB access have been developed.

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

    In late 1997 and 1998 the Company developed several new service offerings for the telecommunications industry. These include the Company's
LEConnect-Registered Trademark- Data Service, Local Number Portability Service and a Dial Around Service Offering. These new service offerings are described below.

FINANCIAL SERVICES BACKGROUND

    In March 1997, the TNS Financial Services Division was created to serve the data communications needs of the financial services industry. The TNS financial services network provides a secure, independent, IP Extranet for transacting securities trading orders and associated data electronically between brokerage firms and financial institutions.

INTERNATIONAL SERVICES BACKGROUND

    The technology developed by the Company to serve the customers of the POS, Telecom Services, and Financial Services Divisions has direct applicability around the world. The International Systems Division was formed to introduce the products and services from the Company's domestic operating divisions to the international marketplace. In Canada, the Company has entered into a technology transfer arrangement whereby TNS provides POS network equipment and receives royalty payments based upon transaction volumes. The Company presently has the following international subsidiaries: TNSL and Switchtran which are located in Dublin Ireland, TNSAB which is located in Stockholm, Sweden, TNSUK which is located in Sheffield, England, TNS-Transline Ltd. (a wholly-owned subsidiary of Transline), which is located in London England, and TNSSA which is located in Paris, France. The Company has identified pilot customers in certain countries in which it expects to first offer its services in 1999, including Asia, Australia, the Caribbean and additional European countries.

TNS STRATEGY

    The Company's future growth and profitability will depend, in part, upon the further expansion of the POS transaction network services market, the telecommunications services market, and the financial services market, as well as the emergence of other markets for electronic transaction network services including the ability to provide existing services internationally. Future growth and profitability is also dependent upon the ability to successfully integrate acquired assets and businesses into the Company's existing operations. Further market expansion is dependent upon, in part, the continued growth in the number of transactions and the continued automation of traditional paper-based processing systems.

    The Company's primary objective is to enhance its position as a leading provider of transaction-oriented data services. The specific elements of the Company's strategy to meet this objective include the following:

    INCREASE NETWORK USAGE

    While the Company expects to benefit from the overall growth of the electronic transaction processing market, the Company has implemented certain programs designed to enhance network usage. The Company intends to increase TNS network usage by encouraging existing customers to increase their connections to its networks and by attracting new customers. Additionally, in order to maintain a high level of network utilization, the Company works closely with its existing customers to identify opportunities for further network expansion and additional service offerings.

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

    IDENTIFY STRATEGIC ACQUISITIONS

    AT&T CORP.'S TRANSACTION ACCESS SERVICE On September 10, 1998, the Company acquired from AT&T, the right to provide services under certain customer service contracts relating to AT&T's TAS service. This acquisition is expected to effectively double the transaction volume and revenue of the Company's POS division. The Company is in the process of transitioning the TAS customers off of AT&T's TAS network and onto the Company's network.

    SUNTECH AND OMNILINK In 1998, the Company acquired selected assets and the technology of Suntech and OmniLink. OmniLink develops, manufactures and markets both ISDN terminal adaptors and modems for electronic commerce, Internet access, telecommuting and advanced office communications. The Company has transferred its dial-up modem technology acquired in the acquisition of certain assets of Suntech to OmniLink. OmniLink has integrated the Suntech modem technology into the OmniLink terminal adaptors. This development effort is intended to support the Company's strategy to offer dial-up ISDN access services to both domestic and international customers. These customers have traditionally relied upon more expensive leased line communications to process transactions originated at both point-of-sale locations as well as automated teller machines.

    FORTUNE TELECOMMUNICATIONS, INC. In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI"), a provider of telephone call billing validation and fraud control services to the telecommunications industry through its CARD*TEL-Registered Trademark- service offering. TNS has strengthened the competitive position of its CARD*TEL-Registered Trademark-telecommunications services by replacing FTI's former network service providers with TNS's SS7 network capability, which leverages key elements of the Company's backbone network.

    TRANSLINE COMMUNICATIONS, INC. In January 1999, the Company acquired Transline whose core business is comprised of managed private, secure voice and data services provided to financial institutions for futures, options, and commodities trading primarily in the United States, United Kingdom, and other countries in Europe and South America. This transaction enables the Company to offer its existing customers a wider range of services and access to more international financial centers. The Company also expects to benefit from the addition of new trading applications, such as options and commodities, as an adjunct to the futures applications currently transported over the financial services network.

    DEVELOP NEW SERVICES

    TNS FASTLINK-REGISTERED TRADEMARK- DATA SERVICE. In 1997, in response to the developing demand within the financial services industry for a reliable, secure network solution for the electronic exchange of trading information between brokerage firms, financial institutions and the securities markets the Company began offering its TNS FastLink-Registered Trademark- Data Service. This service offers a secure private Extranet for the electronic communication of indications of interest, orders, and execution reports that are normally phoned between traders or transmitted via proprietary systems.

    LECONNECT-REGISTERED TRADEMARK- DATA SERVICE. The Company provides interexchange carriers ("IXC's") and information service providers a fast, reliable digital message transport of billing and collection information to and from Local Exchange Carrier ("LEC") data centers over the Company's secure IP data network. The LEConnect-Registered Trademark- Data Service replaces the current system which previously required the numerous IXC's and information service providers to send billing data via magnetic data tapes to the LECs. The LEC then processes the IXC's billing data and includes the service providers' charges on the LEC bill to the appropriate consumer for collection. The Company believes that the LEConnect-Registered Trademark- Data Service minimizes the data transmission errors and time lags associated with the current approach.

    LOCAL NUMBER PORTABILITY SERVICE. The Federal Communications Commission ("FCC") has adopted an order which requires incumbent local exchange carriers to implement permanent local number portability ("LNP") allowing to switch local service providers without changing their phone numbers. Due to LNP, telecommunications providers need access to the information resident in the regional number portability administration centers ("NPAC's") in order to accurately process and bill for calls to numbers that have been ported to an alternative carrier. The Company has combined its expertise in dedicated data transmission and SS7 networking with its own proprietary network architecture and in-house software engineering to design what the Company believes to be a dependable LNP solution. The Company acts as an independent transport service provider for both wireline and wireless carriers and offers connectivity to the NPACs as well as providing the information necessary for call completion and billing to complement its fraud control and other telecommunications services.

    DIAL AROUND COMPENSATION SERVICE. As part of the Telecommunications Act of 1996 (the "1996 Act"), the FCC was authorized to mandate a payment scheme pursuant to which pay telephone operators are "fairly compensated" for all access code calls, debit card calls, subscriber 800 and other toll-free calls which originate on the pay phone service providers' facilities, but which are routed to telecommunications carriers other than those pre-subscribed by the telephone proprietor ("dial-around compensation", or, "DAC"). In October 1997, the FCC established a rate per call as the default per-call compensation rate for subscriber 800 and access code calls made from payphones. After the first two years of per-call compensation, a payphone's market-based local coin rate, as adjusted for certain costs, will become the default rate. While it is uncertain what impact the new rules will have on "dial-around" usage and therefore on demand for traditional TNS telecommunications service offerings, many industry observers believe that the use of "dial-around" services will continue to grow at the expense of the traditional pay telephone long distance services upon which the Company's customer base for fraud control and billing validation services relies. Recently, LECs have furthered this trend by introducing proprietary calling cards which utilize "dial-around" 800 access.

    The Company has developed a DAC service offering for both the payphone owners and carriers. As a result of DAC, the payphone owner will require an accurate accounting of all calls eligible for the per call compensation. Carriers will want to ensure that the per call payment is made only for calls that require this payment. In certain instances both the payphone owner and carrier may wish to outsource this data collection process. The Company's DAC service is intended to provide auditing, call tracking and other services to both payphone owners and carriers associated with the per call compensation mandate. While there can be no assurance of the Company's success in new marketing efforts, the Company believes that this new service will take advantage of the continuing trend toward the use of "dial-around" services and provide its customer base with a desirable service.

    PENETRATE NEW MARKETS

    ELECTRONIC BENEFITS TRANSFER PROGRAMS. The application of the Company's network services to electronic benefits transfer ("EBT") programs, including food stamps and Aid to Families with Dependent Children, provides another growth opportunity for the Company. The Federal government has mandated that all states move to an electronic delivery system for EBT programs by 2002. The Company currently carries EBT transactions for 31 of the 32 active online state programs.

    HEALTHCARE PROCESSING. The Company believes that healthcare processing presents another opportunity for its future growth. The Company currently provides network services for healthcare eligibility verification and intends to provide network services to customers involved in the healthcare eligibility, payment, and claims processing industry.

    INTERNATIONAL EXPANSION. The Company continues to seek new international markets through joint ventures, technology transfers, licensing arrangements, and the establishment of subsidiaries. The Company has completed agreements to provide its technology and network design in Canada, Ireland, Sweden, the United Kingdom and France. The Company's majority-owned subsidiaries in Ireland (TNSL), Sweden (TNSAB), the UK (TNSUK) and France (TNSSA) provide transaction processing and other services in their respective countries. The Company is currently negotiating to provide its proprietary network technology for use in other markets including additional European expansion. The Company has identified pilot customers in certain countries in which it expects to first offer its services in 1999, including Asia, Australia, the Caribbean and additional European countries.

    OTHER RELATED MARKETS. The Company currently provides network services to customers in other emerging transaction processing markets, such as home banking, secure credit card transactions over the Internet, and other telecommunications database services which leverage the Company's network, industry relationships and expertise.

    Management believes it has substantially obtained the current available transaction volume from many of its existing customers. As a result, revenue growth will be dependent on the ability to add new customers, transaction growth from existing customers through their intrinsic growth and acquisitions, overall market growth and the ability to develop new services.

TNS SERVICES

    The Company's network services are designed specifically for the transmission of transaction and other data. The Company's primary services are offered through its TransXpress-Registered Trademark- network services, which are currently used predominantly for POS credit and debit card authorizations and its CARD*TEL-Registered Trademark- telecommunications services, which are used predominantly for validation and fraud control services. The Company also provides other data transmission services, primarily for the telecommunications and financial services industries. The Company's continued success will depend, in part, on its ability to enhance its existing services, successfully integrate acquired assets and businesses, and the ability to develop and introduce, on a timely and cost-effective basis, new services.

    POS SERVICES

    TRANSXPRESS-REGISTERED TRADEMARK- NETWORK SERVICES The Company's TransXpress-Registered Trademark- network services utilize "950" service obtained from local exchange carriers and supplemental "800" service obtained from interexchange carriers to provide access to its network. The Company believes that its TransXpress-Registered Trademark- network services offer several advantages resulting from the proprietary technology and architecture of the TNS network. The Company contracts with multiple interexchange carriers to provide "800" access to supplement its "950" service. In the latter part of 1998, the Company began to deploy its own "800" access network.

    ENHANCED ATM SERVICES AND TRANSXPRESS-REGISTERED TRADEMARK- MODEMS The Company has combined the technology it acquired in the Suntech and OmniLink transactions into an enhanced ATM solution. This solution enables financial institutions and ATM processors to rapidly deploy new ATMs and replace costly leased line networks that support existing ATM machines. By combining telecommunications access methods such as dial-up, ISDN, and wireless with the TNS network and a processing module at the host, TNS customers may reduce their telecommunications costs through the elimination of high-cost dedicated leased lines. TransXpress-Registered Trademark- modems replace the existing lease line modem at the ATM. While leased lines are fixed in cost and are the traditional communication method to support a polled ATM environment, the Company believes that they are also expensive, unreliable, and difficult to install. The TNS ATM solution makes use of more reliable and cost-effective standard dial-up phone lines, ISDN, or wireless service without sacrificing functionality or security.

    TSD SERVICES

    CARD*TEL-REGISTERED TRADEMARK- TELECOMMUNICATIONS SERVICES The Company's CARD*TEL-Registered Trademark- telecommunications services utilize proprietary fraud control technology and database access to provide real-time telephone call billing validation and fraud control services to the telecommunications industry. The Company's customers for these services include long distance telephone companies, operator services providers, information services providers and private pay telephone companies. By providing access to both negative and positive files maintained on databases throughout the country, CARD*TEL-Registered Trademark-telecommunications services can help telecommunications customers determine whether telephone company calling cards, bank credit cards, travel and entertainment cards and telephone company line numbers are likely to constitute valid accounts and billable line numbers. Fraud control services involve the use of various databases, algorithms and computer modeling techniques to detect fraud based on transaction irregularities and predetermined parameters. The customers of the CARD*TEL-Registered Trademark- telecommunications services also benefit from the advanced fraud control technology and database management that distinguishes CARD*TEL-Registered Trademark- telecommunications services from its competitors.

    SIGNALING SYSTEM 7 ("SS7") NETWORK SERVICES The Company has developed a line of SS7 services that provide smaller telecommunications companies, LECs, with an affordable alternative to costly network enhancements. The Company's SS7 network is a special purpose, packet-switched data network designed to provide call processing information that can support a variety of applications, including number translation, billing verification, calling number identification, call set-up information, busy/idle station status, maintenance, and control information. An SS7 system, unlike conventional telephone switching that transmits call processing information via normal voice trunk circuits using traditional "in-band" multifrequency ("MF") signaling, is an "out-of-band" digital signaling protocol that carries information over data links separate from the voice trunk network. By storing information such as call routing data, billing information and technical system data and controls, an SS7 network allows call set-up and routing to be accomplished by way of independent voice circuits, thus enabling a faster, more efficient transmission of telecommunications signaling.

    LOCAL NUMBER PORTABILITY SERVICES. The Company has combined its expertise in dedicated data transmission and SS7 networking with its own proprietary network architecture and in-house software engineering to design what the Company believes to be a dependable LNP solution. The Company acts as an independent transport service provider for both wireline and wireless carriers and offers connectivity to the NPACs as well as providing the information necessary for call completion and billing to complement its fraud control and other telecommunications services.

    LECONNECT-REGISTERED TRADEMARK- DATA SERVICES. The Company's LEConnect-Registered Trademark- Data Service replaces the current system which previously required the numerous IXC's and information service providers to send billing data via magnetic data tapes to the LECs. The LEC then processes the IXC's billing data and includes the service providers' charges on the LEC bill to the appropriate consumer for collection.

    DIAL AROUND COMPENSATION SERVICES. The Company has developed DAC service offering for both the payphone owners and carriers. The Company's DAC service provides auditing, call tracking and other services to both payphone owners and carriers associated with the per call compensation mandate.

    FSD SERVICES

    TNS FASTLINK-REGISTERED TRADEMARK- DATA SERVICE The TNS
FastLink-Registered Trademark- Data Service offers a private Extranet for transacting securities trading orders and associated data electronically between brokerage firms and financial institutions. The TNS
FastLink-Registered Trademark- Data Service routes Financial Information Exchange ("FIX") protocol messaging over a secure TCP/IP network developed, operated, and maintained by the Company. FIX is an open communication messaging protocol that enables a high-speed electronic exchange of trading information in a common language between brokerage firms, financial institutions, and securities markets. The FIX protocol facilitates the electronic communication of indications of interest, orders, and execution reports that are normally exchanged by telephone between traders or transmitted via proprietary systems.

    TRANSLINE COMMUNICATIONS, INC. Transline's business is comprised of managed private, secure voice and data services to financial institutions for futures, options, and commodities trading. The Company will integrate these complementary communications services into its financial services division product line to expand its existing network capabilities.

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

    During 1997, the Company established an additional network infrastructure in support of the Financial Services Division. The financial services network is Internet Protocol ("IP") based and leverages the Company's existing POPs and operational structure. This network consists of hardware and software located at various sites around the United States and leased digital transmission circuits that interconnect the Company's service areas.

    During 1998, the Company significantly expanded its backbone and access network capacity in order to ensure adequate capacity and an appropriate network architecture for expected significant increases in network traffic primarily related to the TAS transaction but to also accommodate increasing volumes from its base business. These costs included the Company's continued investment in the expansion of its own "800" access service. During 1999, the Company plans to continue to expand it's own "800" access and its SS7 capabilities. The installation costs of "800" service are significantly more expensive compared to "950" installation costs. However, the Company's own "800" service reduces the recurring cost of providing "800" access service since the variable cost per transaction associated with the Company's own "800" service is significantly less than those of third party providers. Additionally, the Company's own "800" access service reduces the Company's reliance upon third party service providers. Management also believes that the Company's own "800" access service reduces a barrier to entry in obtaining additional transaction volumes from the Company's existing customers and from new customers by facilitating a customer's conversion from another service provider to the Company. Generally, when a POS terminal is reprogrammed it requires physical changes at the terminal location. An "800" terminal may be switched to the TNS "800" service utilizing "800" portability at virtually no cost to the customer. The Company expects to make further significant expenditures associated with network expansion in 1999 including its own "800" network.

    NETWORK ARCHITECTURE

    The Company believes that it has configured the network's major equipment components with fully redundant hardware subsystems and/or complete backup systems in order to eliminate any single point-of-failure in the network. The financial services network infrastructure has been designed and implemented with a high level of system redundancy, dynamic routing, and sophisticated engineering techniques to support the financial services industry. This has been accomplished to date with commercially available hardware and software. The main equipment components which comprise the Company's financial services network include IP router hardware and software, and UNIX hosts.

    The main equipment components that comprise the Company's network are as follows:

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

    The X.25 and SS7 packet switching devices together with leased digital transmission lines and circuit management equipment form the backbone data communications network that the Company utilizes for X.25 and SS7 packet switching. This backbone network provides circuit redundancy, automatic circuit reconnection, dynamic rerouting and several levels of traffic priority.

    The Company houses its ACDs, NACs, integrated packet-circuit switches and TCP/IP routers in over 40 point-of-presence facilities ("POPs") located throughout the U.S and in the countries where the Company has international operations. These facilities are either owned and maintained by the Company's several telecommunications circuit providers or are leased by the Company. The facilities provide environments comparable to public telephone company facilities, with battery back-up and emergency generator power systems. The Company coordinates the physical routing of circuits with its digital telecommunications circuit suppliers in order to ensure diverse paths for its network and thereby increase network reliability. Company personnel work with interexchange carriers and local exchange carriers to order and coordinate the acquisition of leased digital transmission circuits and local access service.

    NETWORK OPERATIONS

    The Company provides 24-hour, seven days a week network control coverage through its primary network control center located in Reston, Virginia. The Company also maintains a network control center in Ft. Lauderdale, Florida, which serves as the backup network control center. The major equipment components of the network have their own monitoring and control systems, or network management systems, which allow network technicians to control the equipment and troubleshoot hardware, software or circuit problems. These network management systems allow Company technicians not only to react to problems but also to be proactive in the maintenance of the various network components.

    The Company maintains multiple remote PC-based computer systems with proprietary software to collect accounting information. These systems provide for subsequent file transfer procedures to move the data to the Company's primary network control center. Should an interruption occur at the Company's primary network control center, these remote accounting collection processors would still record network billing data.

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

    NETWORK ENGINEERING AND DEVELOPMENT

    The Company's network incorporates several proprietary features that, the Company believes, address the particular needs of its customers and distinguish its services and performance from its competitors. Value-added features provided by the Company include:

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

    - Secure, independent IP services which provide a high-performance, cost-effective data transport solution for brokerage firms and financial institutions;

    - Telecommunications and processing expertise to assist customers in solving networking and processing issues.

    All of these value-added features are incorporated in software that is primarily developed internally or, in certain cases, written by vendors to Company specifications. The Company believes that these features allow customers' host computers to process a greater volume of transactions than by using alternative dial-up network providers, and thus increase the capacity of the most expensive capital item in many customers' operations.

    The Company acts as a systems integrator by incorporating off-the-shelf components and the Company's internally developed software applications into an industrial grade PC chassis. The Company's systems development department developed the NAC, ACD, NIP, a message switch, the real-time accounting collector, the network management system and the mSTP, which are deployed in the Company's network.

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

    Sales to First Data Corporation, National Data Corporation and its affiliated entities, Electronic Payment Systems, Inc., Alliance Data Systems, and Paymentech, Inc., including revenues from these customers associated with the TAS transaction, accounted for approximately 16%, 9%, 9%, 5% and 5% respectively, of the Company's total revenues for the year ended December 31, 1998. Many of the Company's major customers use other network service providers for some portion of their total transaction processing traffic. The Company, including contracts acquired in the TAS transaction, has multi-year contracts with minimum monthly commitments from all five of its largest customers. These contracts expire between August 1999 and May 2002. The loss of any of these customers would have a material adverse impact on the Company. There can be no assurance that these contracts will be renewed.

    Certain of the Company's telecommunications services customers have long term contracts while others have extended beyond their contract term or do not have long term contracts. Many of the Company's telecommunications services customers have limited resources. Accordingly, revenues from these customers are subject to a higher degree of credit risk than is the case for the Company's POS services customers. Management believes the Company is adequately reserved for the credit risk associated with this customer base.

SALES AND MARKETING

    POS SERVICES

    The Company markets its TransXpress-Registered Trademark- network services directly to third party POS transaction processors, who in turn resell the Company's TransXpress-Registered Trademark- network services as a part of the processors' own services, and to other transaction processing customers through its POS sales representatives. The market for third party POS transaction processing is highly concentrated. Consequently, the Company has been able to sustain a successful marketing effort within the POS transaction processing industry with a relatively small sales force and has been able to establish high level contacts with all of its customers and many of its potential customers. The POS transaction processing industry is extremely competitive, and large merchant retailers and certain merchant banks have significant influence over third party POS transaction processors in their choice of network alternatives. Thus, the Company believes that greater industry awareness of the advantages of the Company's TransXpress-Registered Trademark- network services will result in greater customer pressure on third party POS transaction processors to choose the Company over alternative network services. In connection with the TAS acquisition, the Company entered into a customer referral arrangement with AT&T. Under the referral arrangement the Company has agreed to compensate AT&T based upon future revenues generated by referrals of sales prospects to the Company by AT&T.

    TELECOM SERVICES

    The Company markets its CARD*TEL-Registered Trademark- telecommunications services, SS7 network services, Local Number Portability Services, LEConnect Data Services-Registered Trademark-, and DAC Service, to the telecommunications industry both directly through its Telecom Services Division sales representatives and also through telecommunications services resellers. The market for these services is broad and consists of a wide variety of telecommunications companies, such as interexchange carriers, operator services providers, information services providers and private pay telephone companies.

    FINANCIAL SERVICES

    The Company markets its FastLink-Registered Trademark- Data Service and the service offerings acquired in the acquisition of Transline, to the financial services industry both directly through its Financial Services Division sales representatives as well as through specific arrangements with third party service providers who already maintain relationships with potential customers. The market for these services consists primarily of the securities trading groups within brokerage firms and financial institutions. In its marketing efforts, the Company emphasizes the fact that its FastLink-Registered Trademark-Data Service and Transline services are independent service offerings focused upon the financial services industry and unbundled from additional application services such as proprietary news and information services.

    INTERNATIONAL SERVICES

    The Company markets its international products and services in Europe directly through TNSL and TNUK. The Company is marketing its international products and services in Canada, the United Kingdom and other regions either directly through its own sales personnel or through the use of consulting firms. The Company seeks expansion into global markets where there is, or soon will be, an open, deregulated and competitive telecommunications environment and where the marketplace for the Company's services includes multiple transaction processing companies. The Company has identified pilot customers in certain countries in which it expects to first offer its services in 1999, including Asia, Australia, the Caribbean and additional European countries.

COMPETITION

    POS SERVICES

    The Company's POS Division competes on the basis of price, transaction speed, network service quality and reliability, value-added features, customer support, and industry knowledge. The Company's management believes that it has developed both a technical leadership and industry expertise within the POS transaction processing industry which will allow it to maintain its current and acquired customer base as well as to continue to attract new customers during the foreseeable future.

    The POS transaction network services market is highly competitive. The Company's competitors include public data networks, major interexchange carriers and customers who may elect to perform network services in-house. Several of these competitors have, or may, introduce new products competitive with those of the Company. Increased competition to date has resulted in price reductions and reduced margins. Continuing competition may result in additional price reductions, reduced margins and loss of market share, all of which could materially and adversely affect the Company's business, operating results and financial condition. Many of the Company's current and potential competitors have significantly greater financial, technical, marketing, and other resources than the Company. As the POS transaction network services market continues to grow, the Company's competitors may devote greater resources to the development and marketing of new competitive services and the marketing of existing competitive services.

    The Telecommunications Act of 1996 removed current restrictions on the ability of the regional Bell operating companies to provide inter-LATA enhanced services, specifically including credit card verification services. Under the legislation, the regional Bell operating companies ultimately will be permitted to provide inter-LATA long distance telecommunications, out-of-region immediately and in-region after satisfaction of certain network unbundling and related requirements. As a result, TNS and its telecommunications services customers likely will face additional competition.

    AT&T, Sprint, MCI/Worldcom, CompuServe and other companies market their own "950" and/or "800" services. While these companies may be able to procure their services at the same or lower prices than the Company, the Company believes that it maintains several network and market advantages, including the speed provided by the Company's proprietary routing technology and the value-added features provided by the TNS network. In connection with the TAS acquisition the Company entered into a limited non-competition agreement with AT&T whereby AT&T agreed not to solicit the TAS customers to provide substantially similar services for a period ending nine months after the term of each customer contract.

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

    Other organizations offer alternative technologies to transmit POS transactions. Currently, transmission mediums such as satellite (VSAT) and digital and cellular radio are being used in some form to complete POS transactions. All of these technologies are viable, but at this time, comparatively expensive and limited in their coverage and capabilities. While there exist smaller applications for these technologies, the Company believes that the high costs involved in operating and installing these technologies will limit their growth.

    Another source of competition faced by the Company is the potential for third party POS transaction processors to develop or utilize their own private networks. Some of the major processors have the transaction volume necessary to justify the cost of building their own private networks or utilizing their existing networks in certain metropolitan areas. Several of the Company's customers operate their own networks in some cities. The continued growth of private networks by the larger third party POS transaction processors could divert transaction volume away from the Company's network. However, these private networks can only be justified in areas of highly concentrated transaction volumes, and the industry trend has been the increased outsourcing of network services to providers like TNS in order to allow processors to focus on their core businesses. Furthermore, the pricing schedules of certain of the Company's service contracts require increasing volume commitments from customers as a condition of maintaining certain price per transaction levels. As a result, the Company believes that these contracts include a financial disincentive for the movement by these customers of traffic from the Company's network to private networks since this movement could result in these customers paying a higher rate for their remaining traffic.

    TELECOM SERVICES

    The Company's Telecom Services Division competes on the basis of price, value-added database services such as its fraud control system, superior technology, network service quality and reliability, customer support, and industry expertise. Major competitors to the Company's
CARD*TEL-Registered Trademark- and SS7 network telecommunications services include GTE Intelligent Network ("GTE"), and The Southern New England Telephone Company ("SNET") and Illuminet Holdings, Inc., formerly known as Independent Telecommunications Network, Inc.

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

    FINANCIAL SERVICES

    The Company's Financial Services Division competes on the basis of network service quality, value-added features and emphasizes the fact that its FSD services are independent service offerings unbundled from traditional application services such as news and information services. The Company believes that some of the FSD major competitors include IXnet, Thomson Financial Services, Bridge Systems, and Trinitech Systems, Inc. which provide communications, proprietary news and/or information services to the financial services industry.

    INTERNATIONAL SERVICES

    The International Systems Division competes for market share based on the following variables: price, transaction speed, network service quality and reliability, value-added features, customer support and industry knowledge. The Company's primary competition in the international markets is the existing telecommunications infrastructure of the transaction processors that often include the major telecommunication carriers. The International Systems Division strategy has been to enter a foreign market through either a partnership agreement with a local company or through the creation of a majority-owned subsidiary. The Company's management believes that it has developed both a technical leadership and expertise within the transaction processing industry that can be exported to emerging overseas markets.

GOVERNMENT REGULATION

    Although the FCC retains general regulatory jurisdiction over the Company's sale of interstate services, the Company, as a provider of enhanced communications services, is not required to maintain a certificate of public convenience and necessity with the FCC or to file tariffs with the FCC covering its services. State regulators may regulate purely intrastate enhanced services and may regulate mixed intrastate/interstate enhanced services to the extent their regulation does not impede federal policies. The Company does not believe that it currently is subject to state regulations for its existing services, and believes that even if subjected to state regulation the Company could obtain all necessary approvals. FCC and state regulations can affect the costs of business for the Company and its competitors by changing the rate structure for access services purchased from the local exchange carriers to originate and terminate calls.

    In May 1997, pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC implemented rules and regulations referred to as Access Charge Reform ("Access Reform"). Access Reform seeks to reform the system of interstate access charges and make it compatible with the competitive paradigm established by the 1996 Act. The initial phase of Access Reform was implemented in July 1997. The initial phase of Access Reform resulted in a decrease in certain components of the Company's variable cost per transaction, and as a result, lowered the Company's network costs. The second and third phases of Access Reform were implemented in January and July 1998, respectively. These phases of Access Reform resulted in an additional decrease in certain components of the Company's variable cost per transaction; however, they increased certain of the Company's fixed monthly recurring charges and instituted certain new fixed charges. The changes in access charges instituted by the third phase of Access Reform resulted in an increase in fixed charges which more than offset the reduction in variable costs per transaction. Further changes to access charges due to Access Reform are scheduled to be implemented in 1999 and 2000. The Company believes that future revisions may reduce its network costs because the Company believes the increased charges are not in accordance with the spirit of Access Reform that is intended to reduce overall access charges. However, there can be no assurance that the future phases of Access Reform will result in reductions to the Company's network costs and, in fact, they may increase.

    In addition, through certain recent acquisitions, subsidiaries of the Company provide services to markets that involve the provision of voice-grade or data common carrier telecommunications services. Accordingly, these subsidiaries are required to comply with applicable FCC and/or state regulations. These regulations can affect the costs of the impacted businesses of the Company. The Company believes that these subsidiaries comply with such regulations in all material respects.

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

EMPLOYEES

    As of December 31, 1998, the Company employed 221 persons worldwide, of whom 153 were engaged in systems operation, development and maintenance and 68 were engaged in sales, finance, management and administration. None of the Company's employees is currently represented by a labor union. The Company has not experienced any work stoppages and considers its relationship with its employees to be good.

RISK FACTORS

    INTEGRATION OF TAS BUSINESS. In September 1998, TNS acquired from AT&T the right to provide services under certain customer service contracts relating to AT&T's Transaction Access Service ("TAS"). In connection with this transaction, TNS also entered into a communication services agreement with AT&T (the "Communication Services Agreement") under which TNS agreed to purchase a minimum of $10 million in communications services per year from AT&T during the two-year period beginning February 1, 1999.

    Under the Asset Purchase Agreement, TNS entered into an arrangement where TNS purchases transitional communication services and other transitional services (including network operation, engineering support and billing services) from AT&T (the "Transition Services"), until the TAS customers are migrated from the TAS network to TNS's network. The pricing for Transition Services will determine TNS's cost per transaction until the associated TAS transactions are migrated from the TAS network and onto TNS's network. These rates increase at periods specified in the Asset Purchase Agreement and are greater than the rates TNS separately negotiated with AT&T under the Communication Services Agreement, the rates the Company has contracted with other vendors, and the rates incurred when utilizing TNS's own network. TNS believes that it will experience a cost of network services above historical levels while these transactions remain on the TAS network and TNS continues to incur communication costs at these transitional rates. Once the TAS customers are transitioned off of the TAS network and onto TNS's network, the cost per transaction for the TAS contracts will be determined by the communication rates included in the Communication Services Agreement with AT&T, TNS's service agreements with other vendors, and the costs associated with TNS's own network depending upon which network is utilized to carry the transaction. There are significant uncertainties with respect to this transaction and the ultimate impact of the transitional rates for communications and other services is dependent upon many variables including: (a) TNS's ability to successfully transition the TAS customers from the TAS network to its network facilities and realize planned synergies; (b) capacity on TNS's network and TNS' ability to quickly attain the necessary increased capacity; (c) customer cooperation and retention; (d) successful testing and implementation of certain transaction protocols not previously carried by TNS's network; and (e) the extent to which the TAS business will meet TNS's expectations and operate profitably. There can be no assurance that one or more of these uncertainties will not have a material adverse effect on TNS's business and financial results.

    RELIANCE ON MAJOR CUSTOMERS. For the year ended December 31, 1998 approximately 44% of TNS's total revenues were derived from five major customers. The loss of any one or more of these customers would have a material adverse effect on TNS. TNS has multi-year contracts with these customers that expire between August 1999 and May 2002. There can be no assurance that these contracts will be renewed.

    DEPENDENCE ON MARKET EXPANSION AND ON EXPANSION INTO NEW MARKETS. Although TNS has grown rapidly since becoming operational in June 1991, its future growth and profitability will depend, in part, upon the further expansion of the Point-of-Sale/Point-of-Service ("POS") transaction network services market, the telecommunications services market, the financial services industry, the emergence of other markets for electronic transaction network services, services for ATM processing, healthcare claims processing and electronic benefits transfer, and TNS's ability to penetrate these other markets both domestically and internationally. Further market expansion is dependent upon the continued growth in the number of transactions and the continued automation of traditional paper-based processing systems. There can be no assurance that markets for TNS's network and telecommunications services will continue to expand and develop or that TNS will be successful in its efforts to penetrate new markets.

    COMPETITION. The POS transaction network services market and the telecommunications services market are highly competitive, and TNS expects competition in each of these businesses to increase. TNS's competitors include public data networks and major interexchange carriers such as MCI/WorldCom, Sprint and AT&T. Several of these competitors have recently introduced new products competitive with those of TNS. Increased competition could result in price reductions, reduced margins and loss of market share, all of which could materially and adversely affect TNS's business, operating results and financial condition. Many of TNS's current and potential competitors have significantly greater financial, technical, marketing and other resources than TNS. As the POS transaction network services market and the telecommunications services market continue to grow, TNS's competitors may devote greater resources to the development and marketing of new competitive services and the marketing of existing competitive services. Recent federal legislation relaxes current regulations that restrict the regional Bell operating companies from competing in this industry. There can be no assurance that TNS will be able to compete successfully with existing or new competitors or that competitive pressure faced by TNS will not materially and adversely affect its business, operating results and financial condition.

    TECHNOLOGICAL CHANGE AND NEED TO DEVELOP NEW SERVICES. The markets for TNS's services are characterized by rapidly changing technology and frequent new service offerings. The introduction of services utilizing new technologies can render existing services obsolete or unmarketable. TNS's continued success will depend on its ability to enhance its existing services and to develop and introduce, on a timely and cost-effective basis, new services that keep pace with technological developments and address increasingly sophisticated customer requirements. There can be no assurance that TNS will be successful in identifying, developing and marketing service enhancements or new services that respond to technological change, that TNS will not experience difficulties that could delay or prevent the successful development, introduction and marketing of service enhancements or new services, or that its service enhancements and new services will adequately meet the requirements of the marketplace and achieve market acceptance. TNS's business, operating results and financial condition could be materially and adversely affected if TNS were to incur delays in developing service enhancements or new services or if such service enhancements or new services were to not gain market acceptance.

    DEPENDENCE ON KEY PERSONNEL. TNS's success depends to a significant extent upon a number of key technical and management employees, including its President and Chief Executive Officer, John J. McDonnell, Jr. The loss of the services of any of TNS's key employees could have a material adverse effect on TNS. TNS maintains a $1 million key-man life insurance policy on the life of Mr. John J. McDonnell, Jr. Employees generally do not enter into non-competition agreements with TNS, but every employee enters into a confidentiality agreement. TNS's success also depends in large part upon its ability to attract and retain highly-skilled managerial, sales and marketing personnel, and TNS believes that it will need to hire additional technical personnel in order to enhance its existing services and to develop new services. However, competition for highly skilled technical, managerial, sales and marketing personnel is intense, and if TNS is unable to hire the necessary personnel, the development of service enhancements and new services would likely be delayed or prevented. Furthermore, certain of TNS's senior management personnel have recently joined TNS. There can be no assurance that TNS will be successful in retaining its key personnel and in attracting and retaining the personnel it requires to continue its growth strategy.

    DEPENDENCE ON PROPRIETARY RIGHTS. TNS's success is heavily dependent upon its proprietary technology. TNS relies principally upon trade secret and copyright law to protect its proprietary technology. TNS enters into confidentiality or license agreements with its employees, distributors, customers and potential customers and limits access to and distribution of its software, documentation or other proprietary information. There can be no assurance that these measures will be adequate to prevent misappropriation of its technology or that TNS's competitors will not independently develop technologies that are substantially equivalent or superior to TNS's technology. In addition, the laws of some foreign countries do not protect TNS's proprietary rights to the same extent as do the laws of the United States. TNS is subject to the risk of adverse claims and litigation alleging infringement of intellectual property rights. There can be no assurance that third parties will not assert infringement claims in the future with respect to TNS's current or future services or that any such claims will not require TNS to enter into royalty arrangements or result in costly litigation. While TNS believes that it currently has all licenses necessary to conduct its business, no assurance can be given that additional licenses will not be required in the future. Furthermore, no assurance can be given that, if any additional licenses are required, such licenses could be obtained on commercially reasonable terms.

    DEPENDENCE ON LIMITED NUMBER OF SUPPLIERS AND ABSENCE OF SUPPLY
CONTRACTS. Certain key components used in TNS's network are currently available only from limited sources. TNS does not have long-term supply contracts with these or any other limited source vendors and purchases this network equipment on a purchase order basis. The inability to obtain sufficient quantities of limited source equipment as required, or to develop alternative sources as required in the future, could result in delays or reductions in TNS's development and deployment of network equipment, which could adversely affect TNS's business, operating results and financial condition.

    GOVERNMENT REGULATION. Although the FCC retains general regulatory jurisdiction over TNS's sale of interstate services, TNS, as a provider of enhanced communications services, is not required to maintain a certificate of public convenience and necessity with the FCC or to file tariffs with the FCC covering its services. State regulators may regulate purely intrastate enhanced services and may regulate mixed intrastate/interstate enhanced services to the extent their regulation does not impede federal policies. With the exception of certain carrier related services, TNS is not currently subject to any state regulation for its existing services but believes that even if subjected to state regulation TNS could obtain all necessary approvals. However, FCC and state regulations can affect the costs of business for TNS and its competitors by changing the rate structure for access services purchased from local exchange carriers to originate and terminate calls.

    Pursuant to the 1996 Act, the FCC instituted a rulemaking Access Reform that seeks to reform the current system of interstate access charges. The initial phase of Access Reform was implemented in July 1997. The initial phase of Access Reform resulted in a decrease in certain components of TNS's variable cost per transaction and as a result, lowered its network costs. The second and third phase of Access Reform took place in January and July 1998 and resulted in an additional decrease in certain components of TNS's variable cost per transaction; however, both phases increased certain of TNS's fixed monthly recurring charges and instituted certain new fixed monthly recurring charges. The changes in access charges instituted by the third phase of Access Reform resulted in an increase in fixed charges that more than offset the reduction in variable costs per transaction. Further changes to access charges due to Access Reform are scheduled to be implemented in 1999 and 2000.

    TNS believes that future revisions may reduce its network costs because TNS believes that the increased charges are not in accordance with the spirit of Access Reform, which is intended to reduce overall access charges. However, there can be no assurance that the future phases of Access Reform will result in reductions to TNS's network costs and, in fact, they may increase network costs.

    The 1996 Act also removes current restrictions on the ability of the regional Bell operating companies to provide inter-LATA enhanced services, specifically including credit card verification services. Under the legislation, the regional Bell operating companies ultimately will be permitted to provide inter-LATA long distance telecommunications, out-of-region immediately and in-region after satisfaction of certain network unbundling and related requirements. As a result, TNS and its telecommunications services customers likely will face additional competition. In addition, TNS is considering an expansion of its services into markets that may involve the provision of voice-grade or data common carrier telecommunications services. To the extent that TNS enters into any such service offerings, it will be required to comply with applicable FCC and/or state authorization and tariffing regulations.

    SEASONALITY AND POTENTIAL FLUCTUATIONS IN QUARTERLY RESULTS. Merchant credit card transactions account for a major percentage of the transaction volume processed by TNS's customers. The volume of such transactions on TNS's network is expected to be greater in the fourth quarter holiday season that during the rest of the year. Consequently, revenues and earnings from merchant credit card transactions in the first quarter generally are expected to be lower than revenues and earnings from merchant credit card transactions in the fourth quarter of the immediately preceding year. Although the financial services, healthcare claims processing and electronic benefits transfer markets, as well as other potential markets targeted by TNS for future expansion, are anticipated to be less seasonal, TNS expects that its operating results in the foreseeable future will be significantly affected by seasonal trends in its merchant credit card transaction market. Quarterly results can be affected by a number of factors, including costs incurred for network expansion, the impact of Access Reform on network costs, general economic conditions, acquisitions, weather and changes in pricing policy by TNS and its competitors.

    MANAGEMENT OF GROWTH. TNS is currently experiencing a period of rapid growth and expansion. Certain of TNS's key employees have not had experience in managing companies of TNS's size or larger. In addition, certain of TNS's senior management personnel have recently joined TNS. TNS's ability to manage growth successfully will require TNS to continue to improve its operational, management and financial systems and controls. If TNS's management is unable to manage growth effectively, TNS's business, results of operations and financial condition could be materially and adversely affected.

    YEAR 2000 ISSUE. No one knows the extent of the potential impact of the Year 2000 issue generally, and TNS cannot predict the likelihood that Year 2000 issues will cause a significant disruption in TNS's business, or in the economy as a whole.

    POSSIBLE VOLATILITY OF STOCK PRICE. Future announcements concerning TNS or its competitors, quarterly variations in operating results, technological innovations, the introduction of new services or changes in pricing policies by TNS or its competitors, proprietary rights or changes in earning estimates by analysts, among other factors, could cause the market price of the TNS Common Stock to fluctuate substantially. In addition, stock prices for many technology companies fluctuate widely for reasons which may be unrelated to operating results. These fluctuations, as well as general economic, political and market conditions, such as recessions or military conflicts, may materially and adversely affect the market price of the TNS Common Stock.

    EFFECT OF DELAWARE LAW AND CERTAIN CHARTER PROVISIONS. Certain provisions of Delaware law and of TNS's Certificate of Incorporation could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of TNS. Such provisions could limit the price that certain investors might be willing to pay in the future for shares of TNS Common Stock. Certain of these provisions could make it more difficult for stockholders to effect certain corporate actions or could also have the effect of delaying or preventing a change in control of TNS.

ITEM 2. PROPERTIES

    The Company's principal executive offices and primary network control center are located in Reston, Virginia and consist of approximately 44,500 square feet of office space near Dulles International Airport under a lease expiring in February 2008. The Company maintains additional office space as well as its backup network control center in facilities located in Ft. Lauderdale, Florida, consisting of approximately 4,600 square feet under a lease expiring in September 1999. The Company's European technology and marketing center (TNSL) is located in Dublin, Ireland and consists of approximately 14,500 square feet of office space under a lease expiring in January 2022. The Company subleases a significant portion of this office space to unaffiliated third parties. TNSUK's headquarters and network control center are located in Sheffield, England and consist of approximately 1,800 square feet of office space under a lease expiring in August 2007. Transline's headquarters and network control center which is located in Prairie View, Kansas consists of approximately 940 square feet of office space under a lease expiring in September 2000. In connection with the OmniLink acquisition the Company assumed the lease for the OmniLink facility. This office space is located in Lansing, Michigan and includes 9,900 square feet of office space under a lease expiring in February 2000. The Company also leases and occupies regional sales offices in various cities. The Company houses its remote network switching equipment both in facilities owned and maintained by certain of the Company's digital telecommunications circuit providers and also in its own "point-of-presence" facilities, or "POPs," located in various cities pursuant to leases with unaffiliated third parties. These leases total approximately 14,765 square feet and expire on dates ranging from April 1999 to January 2007. All of the Company's leases are with unaffiliated third parties. The Company believes that its existing and planned facilities are adequate to meet current requirements and that suitable additional space will be available as needed to accommodate the expansion of its operations and development.

ITEM 3. LEGAL PROCEEDINGS

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The Company's Common Stock trades on The NASDAQ Stock Market ("NASDAQ") under the symbol "TNSI". The following table reflects the range of high and low closing prices for each period indicated as reported by NASDAQ. This table reflects inter-dealer prices, without retail mark-up, mark-down or commission.

FISCAL YEAR ENDED DECEMBER 31, 1998                                                                HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
First quarter ended March 31, 1998.............................................................  $   21.75  $   16.00
Second quarter ended June 30, 1998.............................................................  $   24.00  $   15.06
Third quarter ended September 30, 1998.........................................................  $   33.75  $   14.00
Fourth quarter ended December 31, 1998.........................................................  $   32.25  $   12.00

FISCAL YEAR ENDED DECEMBER 31, 1997                                                                HIGH        LOW
-----------------------------------------------------------------------------------------------  ---------  ---------
First quarter ended March 31, 1997.............................................................  $   14.63  $    9.63
Second quarter ended June 30, 1997.............................................................  $   16.50  $    9.88
Third quarter ended September 30, 1997.........................................................  $   18.38  $   13.00
Fourth quarter ended December 31, 1997.........................................................  $   22.50  $   15.13

    As of March 1, 1999, there were 106 stockholders of record of the Company's Common Stock, excluding shares held in street name by various brokerage firms. The Company estimates that there are approximately 2,200 beneficial owners of the Company's Common Stock.

    The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain its earnings for future growth and, therefore, does not anticipate paying any cash dividends in the foreseeable future. Under the Company's Credit Agreement, the Company is subject to restrictions on paying dividends.

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data for each of the three years ended December 31, 1998 and as of December 31, 1998 and 1997 have been derived from the Company's consolidated financial statements included elsewhere in this Annual Report on Form 10-K which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is also included elsewhere in this report. The selected financial data for the years ended December 31, 1995 and 1994, and as of December 31, 1996, 1995, and 1994 have been derived from the consolidated audited financial statements of the Company not included in this Annual Report on Form 10-K. No dividends have been paid on the Common Stock in any of the periods shown. The selected financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                           YEAR ENDED DECEMBER 31,
                                                            ------------------------------------------------------
                                                             1998(2)      1997       1996       1995      1994(1)
                                                            ----------  ---------  ---------  ---------  ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA AND TRANSACTION
                                                                                    DATA)
  STATEMENT OF OPERATIONS DATA:
  Revenues................................................  $  101,906  $  63,344  $  52,291  $  41,365  $  26,526
  Cost of network services................................      62,796     35,322     28,771     21,819     14,200
                                                            ----------  ---------  ---------  ---------  ---------
  Gross profit............................................      39,110     28,022     23,520     19,546     12,326
                                                            ----------  ---------  ---------  ---------  ---------
  Other operating expenses:
    Engineering & development.............................       5,565      3,431      2,692      2,241      1,575
    Selling, general & administrative.....................      12,474      7,941      7,491      5,697      3,842
    Depreciation..........................................       6,693      4,793      4,068      3,081      1,830
    Amortization of intangibles...........................       4,090      1,570      1,485      1,138        566
                                                            ----------  ---------  ---------  ---------  ---------
      Total other operating expenses......................      28,822     17,735     15,736     12,157      7,813
                                                            ----------  ---------  ---------  ---------  ---------
  Income from operations..................................      10,288     10,287      7,784      7,389      4,513
  Interest income, net....................................         327      1,939      1,670        918        220
                                                            ----------  ---------  ---------  ---------  ---------
  Income before income taxes..............................      10,615     12,226      9,454      8,307      4,733
  Provision for income taxes..............................       4,425      4,840      3,640      3,157      1,491
  Equity in earnings of unconsolidated affiliate..........         356         --         --         --         --
  Minority interest in net loss of consolidated
    subsidiary............................................         319         --         --         --         --
                                                            ----------  ---------  ---------  ---------  ---------
  Net income..............................................  $    6,865  $   7,386  $   5,814  $   5,150  $   3,242
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------
  Diluted earnings per common share.......................  $     0.52  $    0.59  $    0.46  $    0.45  $    0.33
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------
  Weighted average shares--diluted........................      13,279     12,619     12,591     11,534      9,947
                                                            ----------  ---------  ---------  ---------  ---------
                                                            ----------  ---------  ---------  ---------  ---------
POS TRANSACTION VOLUME (IN MILLIONS)......................       3,696      2,386      1,900      1,218        824

                                                                 1998       1997       1996       1995       1994
                                                               ---------  ---------  ---------  ---------  ---------
BALANCE SHEET DATA:
  Cash and cash equivalents..................................  $  12,339  $  18,516  $  14,735  $  18,681  $   7,313
  Working capital............................................     21,212     33,230     34,851     25,779      7,749
  Total assets...............................................    174,859     76,109     68,551     61,348     30,835
  Long term debt.............................................     59,325         --         --         --         18
  Total stockholders' equity.................................     84,177     68,475     62,191     54,593     24,733

------------------------
(1) Includes the results of Fortune Telecommunications, Inc. from June 6, 1994, the closing date of its acquisition by the Company, through December 31, 1994.

(2) Includes the results of the Company's Suntech, OmniLink and TAS acquisitions from the closing dates of February 27, 1998, July 1, 1998 and September 10, 1998, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

    Certain information included in this document may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act and
Section 21E of the Securities Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to, continuation of the Company's long standing relationships with major customers and vendors, the Company's ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the extent to which acquired businesses and assets are able to meet the Company's expectations and operate profitably, technological and customer related issues associated with the migration of acquired businesses to the Company's networks, the impact of future revisions to the cost of the Company's network services under the Telecommunications Act of 1996, the impact of the agreement with AT&T for providing communication and other services during the transition of the TAS business to the Company's network, competition, technological change, the ability to develop new services, dependence on proprietary rights, dependence on key employees, changes in government regulation, the impact of the Year 2000 issue, seasonality and fluctuations in quarterly results. In addition, the Company is subject to risks and uncertainties that affect the technology sector generally including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward-looking statements, all of which are expressly qualified by the foregoing.

GENERAL OVERVIEW

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

    The Company achieved revenue per employee of approximately $533,000 in 1998 and $524,000 in 1997 on a weighted average employee basis.

POS SERVICES OVERVIEW

    The Company's POS services revenues are derived primarily from the transmission through its network of transaction information between merchant or service provider POS terminals and transaction-processing computer centers. Revenues associated with the September 10, 1998 TAS acquisition were derived from transactions carried on the TAS network which will continue until those transactions are transitioned to the Company's network. The Company charges for using its base POS services a set price per transaction and an additional "excess seconds" charge for transactions which utilize the Company's network facilities greater than a specified period of time. The TAS customer contracts provide for a per call charge and fees based upon minutes of usage.

POS services revenue also includes other revenues composed primarily of fixed monthly fees charged to customers for the use of digital transmission circuits.

    The Company's transaction volume and revenue growth to date has resulted primarily from increasing the Company's transaction volumes from existing customers, from attracting new customers to the TNS network, and from the TAS acquisition. To a lesser extent, the Company has benefited from the growth in electronic transaction processing markets. This growth has resulted primarily from an increase in the number of credit and debit card transactions and growth in the number of healthcare, ATM and EBT transactions.

TELECOM SERVICES OVERVIEW

    Telecommunications services revenue is derived primarily from providing fraud control and billing validation services to telecommunications carriers. Revenues from these activities are derived primarily from a per query fee charged to the Company's customers for each processed fraud control and billing validation query. Telecommunications services revenue also includes fixed monthly fees charged to customers for the use of transmission circuits, network equipment or access ports on the Company's computer and communications facilities and revenues from the Company's SS7, LEConnect, DAC and LNP service offerings.

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

    TSD has grown through the addition of new customers, through the Company's acquisition of contract rights and other intangible assets, through customers of the Company's services acquiring customers who used another service provider, and through the provision of new service offerings. Many of the Company's core customers in the fraud control and billing validation services market have not achieved growth rates comparable with those experienced by many of the Company's POS customers, and in some cases have experienced erosion in call and query volumes and revenues. The reduction in call and query volumes is primarily related to so-called "dial-around", cellular, and pre-paid calling card services which route telephone calls made from pay phones, hotel phones, or other public use telephones to long distance carriers other than those chosen by the telephone proprietor. These "dial-around" offerings effectively divert telephone calls away from the Company's traditional customer base for fraud control and billing validation services (primarily operator services providers and pay telephone providers) to other telecommunications companies with proprietary billing validation databases (in many cases MCI/Worldcom and AT&T).

    The Company has developed a dial-around compensation service offering for both the payphone owners and carriers. While there can be no assurance of the Company's success in new marketing efforts, the Company believes that this new service will take advantage of the continuing trend toward the use of "dial-around" services and may provide some offset to the impact of "dial around" on the Company's telecommunications services.

FINANCIAL SERVICES OVERVIEW

    In March 1997, the Company announced the building of a new network- the financial services network-- and a new product line--the TNS
FastLink-Registered Trademark- Data Service--offered by its Financial Services Division. This new line of services offers a secure private Extranet for executing securities trading orders electronically between brokerage firms and financial institutions. The TNS FastLink-Registered Trademark- Data Service routes FIX protocol messaging over a secure TCP/IP network--an IP backbone network. FIX is an open communication messaging protocol that enables a high-speed electronic exchange of trading information in a common language between brokerages, institutions, and securities markets. The FIX protocol facilitates the electronic communication of indications of interest, orders, and execution reports that are normally exchanged by telephone between traders or proprietary systems. The financial services network was engineered and developed by the Company. TNS' FastLink-Registered Trademark- Data Service revenue consists of a one-time installation fee and fixed monthly recurring revenues thereafter based on the number of network connections. FSD customers include numerous "buy-side" and "sell-side' financial institutions. The January 1999 Transline transaction enables the Company to offer its existing customers a wider range of services and access to more international financial centers. The Company also expects to benefit from the addition of new trading applications, such as options and commodities, as an adjunct to the futures applications currently transported over the financial services network.

INTERNATIONAL SERVICES OVERVIEW

    In June 1996, the Company formed TNSL, a majority-owned subsidiary. TNSL provides POS network services in Ireland and serves as TNS' European technology and marketing center to support current and future European operations. In October 1997, through TNSL, the Company acquired a majority interest in TNSAB. TNSAB operates as a TNS subsidiary located in Stockholm, Sweden. In April 1998 the Company, through TNSL, acquired a 50% interest Switchtran. Switchtran provides processing services, primarily for cash withdrawals, for a network of ATM's located throughout Ireland. In September 1998, the Company entered into a 60% owned joint named Transaction Network Services UK Limited ("TNSUK"). TNSUK operates as a TNS subsidiary located in Sheffield, England. In November 1998, the Company, through TNSL, formed TNSSA. TNSSA operates as a TNS subsidiary located in Paris, France. TNSL, TNSAB, Switchtran, TNSUK and TNSSA utilize the Company's network technology to provide POS and other transaction services in their respective countries.

RESULTS OF OPERATIONS

    The following table sets forth the applicable percentage of total revenues for the periods indicated.

                                                                                               YEAR ENDED DECEMBER 31,
                                                                                           -------------------------------
                                                                                             1998       1997       1996
                                                                                           ---------  ---------  ---------
Revenues.................................................................................      100.0%     100.0%     100.0%
Cost of network services.................................................................       61.6       55.8       55.0
                                                                                           ---------  ---------  ---------
Gross profit.............................................................................       38.4       44.2       45.0
                                                                                           ---------  ---------  ---------
Other operating expenses:
  Engineering & development..............................................................        5.5        5.4        5.1
  Selling, general & administrative......................................................       12.2       12.5       14.3
  Depreciation...........................................................................        6.6        7.6        7.8
  Amortization of intangibles............................................................        4.0        2.5        2.8
                                                                                           ---------  ---------  ---------
    Total other operating expenses.......................................................       28.3       28.0       30.1
                                                                                           ---------  ---------  ---------
Income from operations...................................................................       10.1       16.2       14.9
Interest income, net.....................................................................        0.3        3.1        3.2
                                                                                           ---------  ---------  ---------
Income before provision for income taxes.................................................       10.4       19.3       18.1
Provision for income taxes...............................................................        4.3        7.6        7.0
Equity in earnings of unconsolidated affiliate...........................................        0.3         --         --
Minority interest in net loss of consolidated subsidiary.................................        0.3         --         --
                                                                                           ---------  ---------  ---------
    Net income...........................................................................        6.7%      11.7%      11.1%
                                                                                           ---------  ---------  ---------
                                                                                           ---------  ---------  ---------

1998 COMPARED TO 1997

REVENUES

    Total revenues increased by 61% to $101,906,000 in 1998 from $63,344,000 in 1997.

    POS services revenue increased by 58% to $67,415,000 from $42,565,000 in 1997. The growth in POS services revenue resulted primarily from the transaction volume and the $18.4 million of revenue associated with the September 10, 1998 TAS acquisition and an increase in transaction volume and associated revenue from the Company's base POS customers. POS transaction volume increased by 54% to 3.7 billion transactions in 1998 from 2.4 billion transactions in 1997. The TAS acquisition contributed 913 million transactions to POS transaction volume. The Company's five largest POS customers represented 67% of total POS revenues in 1998 and 70% of total POS revenues in 1997. As the Company increases its market share, its historical rate of POS services revenue growth is not likely to continue.

    POS transaction revenue per transaction was $0.017 for 1998 and $0.016 for 1997. POS transaction revenue per transaction for the TAS transactions was $0.019. The Company's revenue per transaction varies between a "950" transaction, an "800" transaction and other types of transactions (e.g. ATM, EBT). The revenue per transaction for a "950" transaction is generally less than that for an "800" transaction and the revenue per transaction for an ATM transaction (and other types of transactions) are generally greater than both POS and EBT transactions. The Company is anticipating an increase in the percentage of "800" transactions from its base (pre-TAS) business and an increase in other types of transactions, and as a result, the revenue per transaction on its base customers may increase. The transactions associated with the TAS acquisition included only "800" transactions. Accordingly, "800" transactions as a percentage of the Company's total transactions will significantly increase in 1999. Certain TAS customers may elect to convert certain of their existing "800" TAS transactions to the Company's "950" service offering, given the generally lower price per transaction for the Company's "950" service. Future average revenue per POS transaction will depend on the relative contribution to total transaction volume from each of the Company's sources of POS transactions, increasing competition to obtain new business and retaining acquired customers.

    Telecommunications services revenue increased by 50% to $29,480,000 in 1998 from $19,609,000 in 1997. The growth in revenue was primarily due to growth in queries processed for the Company's telecommunications customers and from an increase in other telecommunications services revenues, including primarily LEConnect-Registered Trademark- Data Services and SS7 services revenue.

    The Financial Services Division was formed in March 1997. Financial services revenue increased by 685% to $2,095,000 in 1998 versus $267,000 for 1997. The growth in revenue was due to growth in the number of customers and the associated connections to the Company's financial services network.

    International revenue increased by 227% to $2,916,000 in 1998 from $893,000 in 1997. The increase is primarily due to approximately $1.0 million in 1998 revenues recorded by TNSUK. Currently, TNSL's consolidated losses are being absorbed and consolidated with the Company's operating results. TNSL's consolidated results include the results of TNSAB, Switchtran, and TNSSA. In April 1998, the Company, through TNSL, acquired a 50% interest in Switchtran. Switchtran is accounted for under the equity method of accounting. Accordingly, the Company records its 50% share of Switchtran's net income, which was $356,000 for 1998, as "Equity in Earnings of Unconsolidated Affiliate". TNSL's consolidated losses were approximately $650,000 for 1998 compared to $932,000 in 1997.

COST OF NETWORK SERVICES AND GROSS PROFIT

    The cost of network services represents the majority of the Company's operating expenses. The cost of network services is primarily composed of five elements: (1) usage costs charged by local exchange carriers for local access to the TNS network and by interexchange carriers for their "800" service; (2) per transaction costs charged by local exchange carriers and others for access to information from line information databases ("LIDBs"); (3) recurring costs for salaries, benefits and expenses related to the personnel responsible for managing, operating and servicing the network and computer facilities; (4) recurring monthly charges including charges for digital transmission circuits for network access and backbone capacity, site co-location fees, and recurring charges related to the Company's computer facilities; and (5) network expansion charges. The Company expenses network expansion charges when incurred.

    Cost of network services increased by 78% to $62,796,000 in 1998 from $35,322,000 in 1997. This growth resulted primarily from increases in usage charges and charges for billing validation information resulting from increased transaction and query volumes, including transactions associated with the TAS acquisition. Gross profit represented approximately 38% of total revenues for 1998 compared to 44% for 1997. The decrease in gross profit as a percentage of total revenues is largely attributed to the transitional communications services rates, described below, associated with the TAS acquisition and the Company's efforts to accommodate the TAS traffic. These efforts included increases in headcount and network capacity, each of which increased the cost of network services primarily in the fourth quarter of 1998. The Company has experienced, and will continue to incur, a cost of network services above historical levels while the TAS transactions remain on the TAS network. The decrease in gross margin percentage was also attributed to costs associated with the Company's expansion of its own "800" access service and the impact of certain fixed charges instituted in the third phase of Access Reform. Except for capital expenditures, the Company expenses all of its network expansion and operating costs as they are incurred.

    In connection with the TAS acquisition, the Company entered into an arrangement where the Company purchases transitional communication services and other transitional services (including network operation, engineering support and billing services) from AT&T (the "Transition Services"). The cost of network services associated with the TAS transactions will be largely determined by the Transition Services rates until the TAS customers are migrated from the TAS network to the Company's network. These rates increase at specified periods, which will further reduce the gross margin for those transactions which remain on the TAS network. The Company also entered into a communication services agreement with AT&T (the "Communication Services Agreement") to provide "800" services and other communication services. The Transition Services rates are significantly greater than the rates the Company separately negotiated with AT&T under the Communication Services Agreement, the rates the Company has contracted with its other vendors, and the rates incurred when utilizing the Company's own network. Accordingly, the Company has experienced, and will continue to incur, a cost of network services above historical levels while these transactions remain on the TAS network. Once a TAS customer is transitioned off of the TAS network and onto the Company's network, the cost per transaction is determined by the rates included in the Communication Services Agreement with AT&T, the Company's service agreements with other vendors, and the costs associated with the Company's own network. The cost per transaction ultimately depends upon which network is utilized to carry the associated transactions.

    The ultimate impact of the Transition Services and the Company's ability to successfully transition the TAS customers from the TAS network to its network facilities is dependent upon many variables. These variables include, among others: the Company's ability to increase capacity on its network, customer retention and cooperation including providing the necessary customer resources to assist in the transition effort, successful coordination with the vendors required to provide necessary network equipment and capacity, the cooperation of AT&T, the ability of the Company to develop and test the software and equipment necessary to accommodate the significant increase in transaction volume and the ability of the Company to develop and test the software and equipment necessary to accommodate transaction protocols not previously carried by the Company's network. The Company expects to transition all of the TAS customers to its network no later than the second quarter of 1999. However, there are many variables involved in the transition process including many that are outside of the Company's control and certain variables are unknown at this time. As a result, there can be no assurance that the transition will be completed in this time frame.

    In May 1997, pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC implemented rules and regulations referred to as Access Charge Reform ("Access Reform"). Access Reform seeks to reform the system of interstate access charges and make it compatible with the competitive paradigm established by the 1996 Act. The initial phase of Access Reform was implemented in July 1997. The initial phase of Access Reform resulted in a decrease in certain components of the Company's variable cost per transaction, and as a result, lowered the Company's network costs. The second and third phases of Access Reform were implemented in January and July 1998, respectively and resulted in an additional decrease in certain components of the Company's variable cost per transaction; however, both phases increased certain of the Company's fixed monthly recurring charges and instituted certain new fixed charges. The changes in access charges instituted by the third phase of Access Reform resulted in an increase in fixed charges which more than offset the reduction in variable costs per transaction. Further changes to access charges due to Access Reform are scheduled to be implemented in 1999 and 2000. The Company believes that future revisions may reduce its network costs because the Company believes the increased charges are not in accordance with the spirit of Access Reform that is intended to reduce overall access charges. However, there can be no assurance that the future phases of Access Reform will result in reductions to the Company's network costs and, in fact, they may increase. The ultimate impact of Access Reform is dependent upon, among other things 1) the ability to increase transaction volumes, which benefits the Company when lower variable costs are instituted, 2) the nature and amount of fixed charges, 3) any other future actions by the FCC, 4) the ability of the Company to modify its network design to react to pricing revisions, and 5) the ability of the Company to successfully defend and receive credits for improperly billed charges. Accordingly, the impact of Access Reform on the Company's future network access costs is unknown, and the Company cannot predict the timing, outcome or effects of the FCC's regulations or of any future tariff matters.

    During 1998, the Company significantly expanded its backbone and access network capacity in order to ensure adequate capacity and appropriate network architecture for expected significant increases in network traffic primarily related to the TAS acquisition, but to also accommodate increasing volumes from its base business. These costs included the Company's continued investment in the expansion of its own "800" access service. The installation costs of "800" services are significantly more expensive compared to installation costs for its "950" access services. The Company considers the availability of its own "800" access service necessary to continue to increase transaction volumes on its network and to maintain its profitability. The Company's own "800" access service is expected to provide the Company with an opportunity to offer more competitive pricing due to the lower variable cost per transaction. Management also believes that the Company's own "800" access service reduces a barrier to entry in obtaining additional transaction volumes from the Company's existing customers and from new customers. The Company's own "800" access service facilitates the customers' conversion to the Company's network from another service provider because an "800" terminal may be switched to the TNS "800" service utilizing "800" portability at virtually no cost to the customer. The costs of establishing an "800" access service are expected to negatively impact gross margins until the installation costs are offset by an increase in transaction volumes. After a certain transaction volume level, the Company believes that gross margins will increase due to a significantly lower variable cost per transaction from the Company's own "800" access service versus the variable cost charged by third party service providers. The Company's own "800" access service also reduces the Company's reliance upon these third party service providers. The ultimate impact on the Company's gross margin percentage will primarily depend upon the timing and success of the roll-out of the Company's own "800" access service, competitive pricing pressures, transaction volumes and the transition of the TAS customers from the TAS network to the Company's network.

    Certain new services offered by the Telecom Services Division (including LNP, LEConnect-Registered Trademark-, and DAC) will also result in additional network costs. The Company believes that the gross margin percentage on these new service offerings may be greater than the gross margin percentage on traditional TSD and POS services. The impact future gross margins will be largely dependent upon the Company's ability to successfully market these additional services and competitive pricing pressures.

    Future gross profit margin percentages depend on a number of factors including the ability to successfully migrate the TAS transactions from the TAS network and onto the Company's network in a timely manner, total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the success of the Company's new service offerings including recent acquisitions, the timing and extent of the Company's network expansion and the timing and extent of any network cost reductions. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin since significant portions of network costs are fixed costs. As a result, maintaining historical gross margin levels depends in part on growth in transaction volume generating economies of scale. The Company expects to make further significant expenditures associated with network expansion in 1999 including the expansion of its own "800" network and SS7 capabilities.

ENGINEERING AND DEVELOPMENT EXPENSES

    Engineering and development ("E&D") expenses increased by 62% to $5,565,000 in 1998 from $3,431,000 in 1997. E&D expenses increased primarily from an increase in employees and related expenses required to support the Company's revenue growth and from employees and related costs associated with the OmniLink acquisition. E&D expenses represented approximately 5% of revenues for 1998 and 1997. The Company believes that future E&D expenses as a percentage of revenues may decline due to the anticipated increase in revenues associated with the TAS acquisition without a corresponding proportional increase in E&D expenses. This impact will be partially offset by an increase in E&D expenses associated with the OmniLink acquisition. OmniLink develops, manufactures and markets modems and ISDN terminal adaptors for electronic commerce, Internet access, telecommuting and advanced office communications. The Company has transferred the dial-up modem technology acquired in the Suntech transaction to OmniLink. OmniLink has integrated the Suntech modem technology into the OmniLink modems. This development effort is intended to support the Company's strategy to offer dial-up ISDN access services to both domestic and international customers. These customers have traditionally relied upon more expensive leased line communications to process transactions originated at both point-of-sale locations as well as automated teller machines.

    Effective January 1, 1999, the Company is required to adopt Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs that the Company has historically expensed as incurred. SOP 98-1 is applied to all projects in progress upon the initial application of the SOP. A significant percentage of the Company's historical E&D expenses have related to costs that are now required to be capitalized under SOP 98-1. Accordingly, the Company expects SOP 98-1 to have a material impact by reducing the Company's 1999 E&D expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative ("SG&A") expenses increased by 57% to $12,474,000 for 1998 from $7,941,000 for 1997. SG&A expenses increased primarily from an increase in employees and related expenses required to support the Company's revenue growth and from the employees and the related costs associated with the OmniLink acquisition. SG&A expenses represented 12% of revenues 1998 and 13% of revenues for 1997. SG&A expenses for 1998 included approximately $825,000 of management fees paid to the 40% minority owner of TNSUK in exchange for transitional services provided by the minority owner to TNSUK. There are no such management fees for 1999, and TNSUK will replace the services provided by the minority owner at substantially lower rates. The Company believes that future SG&A expenses as a percentage of revenues may decline due to the anticipated increase in revenues associated with the TAS acquisition without a corresponding proportional increase in SG&A expenses. This impact will be partially offset by an increase in SG&A expenses associated with the OmniLink acquisition.

DEPRECIATION

    Depreciation expense increased by 40% to $6,693,000 for 1998 from $4,793,000 for 1997. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support the growth in the Company's business. Depreciation expense represented 7% of revenues 1998 and 8% of revenues for 1997. The Company believes that future depreciation expense as a percentage of revenues may further decline due to the anticipated increase in revenues associated with the TAS acquisition without a corresponding proportional increase in depreciation expense.

    The Company purchased approximately $18 million of equipment in 1998. Approximately $6.5 million of this amount occurred in the fourth quarter and these purchases were made primarily to support the TAS business. While certain of the Company's network equipment will become fully depreciated in 1999, depreciation expense is expected to increase in absolute dollars due to the deployment of the equipment necessary to support the TAS acquisition, the continued expansion of the Company's own "800" access service, and to a lesser extent, due to the Company's plans for international network expansion.

AMORTIZATION OF INTANGIBLES

    The amortization of intangible assets increased by 161% to $4,090,000 for 1998 from $1,570,000 in 1997. The increase is attributable to the amortization of intangible assets associated with the TAS, Suntech, and OmniLink transactions. Amortization expense is expected to be approximately $2.0 million per quarter over the next several years with approximately $1.1 million of this amount relating to the TAS acquisition.

INTEREST INCOME, NET

    Net interest income decreased by 83% to $327,000 for 1998 from $1,939,000 for 1997. This decrease relates primarily to approximately $1.2 million of interest expense associated with borrowing $64.3 million in connection with the TAS acquisition and a reduction in invested funds.

INCOME TAXES

    The effective tax rate increased from 40% in 1997 to 42% for 1998. The increase is the result of an increase in the losses incurred by the Company's international operations (before minority interests and equity in earnings of unconsolidated affiliate) from approximately $932,000 in 1997 to approximately $1.3 million in 1998. The 1998 loss from the Company's international operations included approximately $825,000 of management fees paid to the 40% minority owner of TNSUK in exchange for transitional services provided by the minority owner to TNSUK. There are no such management fees for 1999, and TNSUK will replace the services provided by the minority owner at substantially lower rates. The Company has not recorded a tax asset for these losses due to the brief operating history of the Company's international operations, including TNSL and TNSUK. If TNSL becomes profitable, TNSL may cause a reduction in the effective tax rate due to a lower effective tax rate in Ireland than in the United States.

EARNINGS PER SHARE

    Diluted earnings per share decreased by 12% to $0.52 for 1998 from $0.59 for 1997. Basic earnings per share decreased by 10% to $0.54 for 1998 from $0.60 for 1997. The weighted-average number of shares outstanding used to calculate diluted earnings per share increased by 5% to 13,279,000 for 1998 from 12,619,000 for 1997. The weighted-average number of shares outstanding used to calculate basic earnings per share increased by 3% to 12,620,000 for 1998 from 12,256,000 for 1997. The weighted-average number of basic shares outstanding increased primarily because of 287,474 shares issued on February 27, 1998, in connection with the Suntech acquisition, which included the issuance of 211,500 shares of the Company's common stock purchased for treasury in the second quarter of 1997. The weighted-average number of shares outstanding used to calculate diluted earnings per share further increased because of an increase in outstanding options for the Company's common stock.

1997 COMPARED TO 1996

REVENUES

    Total revenues increased by 21% to $63,344,000 in 1997 from $52,291,000 in 1996.

    POS services revenue increased by 16% to $42,565,000 in 1997 from $36,744,000 in 1996. The growth in POS services revenue resulted primarily from an increase in transaction volume and associated revenue from the Company's existing POS customers. POS transaction volume increased by 26% to
2.4 billion from 1.9 billion in 1996. The Company's five largest POS customers represented 70% of total POS revenues in 1997 and 74% of total POS revenues in 1996.

    The transaction volume growth rate exceeded the revenue growth rate primarily because the average revenue per transaction declined approximately 11% from $0.018 in 1996 to $0.016 in 1997. During 1996, the Company re-negotiated contracts with most of its largest customers. These contracts, following the re-negotiation, call for a primarily flat rate basic price structure with increasing volume commitments during the life of the contract, rather than volume discounts that became effective only after certain volume thresholds were met. In exchange for extending the term of these contracts, the customers received significant price reductions. The majority of these customers benefited from the re-negotiated contracts during 1996; however, the remaining contracts took effect on January 1, 1997. Accordingly, the full effect of the 1996 contract re-negotiations was reflected in the average revenue per POS transaction during the first quarter of 1997. The decline in POS revenue per transaction stabilized in 1997 and revenue per POS transaction was relatively constant for all of 1997.

    Telecommunications services revenue increased by 41% to $19,609,000 in 1997 from $13,891,000 in 1996. The growth in revenue was primarily due to growth in queries processed for the Company's existing telecommunications customers as well as the successful introduction of new services.

    The Company began offering its FastLink-Registered Trademark- Data Service in 1997 through its Financial Services Division. Financial services revenue was $267,000 in 1997.

    International revenue was $893,000 in 1997 and $1,656,000 for 1996. The significant decline in international revenue was due to approximately $1,100,000 of equipment sales in 1996 that did not recur in 1997. Recurring international revenue (revenue excluding equipment sales) was approximately $700,000 in 1997 and $550,000 in 1996.

COST OF NETWORK SERVICES

    Cost of network services increased by 23% to $35,322,000 in 1997 from $28,771,000 for 1996. This growth resulted primarily from increases in usage charges and charges for billing validation information resulting from increased transaction and query volumes.

GROSS PROFIT

    Gross profit represented 44% and 45% of total revenues for 1997 and 1996, respectively. The decrease in gross profit as a percentage of total revenues reflects the fact that the reduction in average revenue per POS transaction over the periods was not fully offset by local access rate reductions and network efficiencies.

ENGINEERING AND DEVELOPMENT EXPENSES

    Engineering and development expenses increased by 28% to $3,431,000 in 1997 from $2,692,000 in 1996 as a result of the growth of the Company.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

    Selling, general and administrative expenses increased by 6% to $7,941,000 in 1997 from $7,491,000 in 1996. Selling, general and administrative expenses includes sales, marketing, finance, accounting and administrative costs. The increase in these expenses is attributable to growth of the Company.

DEPRECIATION

    Depreciation expense increased by 18% to $4,793,000 in 1997 from $4,068,000 in 1996. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support growth in the Company's business.

AMORTIZATION OF INTANGIBLES

    The amortization of intangible assets was increased by 6% to $1,570,000 in 1997 from $1,485,000 in 1996.

INCOME TAXES

    The effective tax rate increased to 40% in 1997 from 39% in 1996. The increase is primarily a result of the losses related to the Company's activities in Ireland.

NET INCOME AND EARNINGS PER SHARE

    Net income increased by 27% to $7,386,000 in 1997 from $5,814,000 in 1996.
Diluted earnings per share grew 28% to $0.59 in 1997 from $0.46 in 1996. The weighted average number of shares outstanding used to calculate diluted earnings per share increased to 12,619,000 during 1997 from 12,591,000 in 1996. Shares outstanding increased primarily because of an increase in outstanding options for the Company's common stock. This effect was partially offset by the Company's purchase of 211,500 shares of its common stock during the second quarter of 1997. Basic earnings per share was $0.60 for 1997 and $0.47 in 1996. Basic earnings per share was greater than diluted earnings per share by $0.01 for 1997 and 1996 due to the dilutive impact of stock options.

QUARTERLY RESULTS

    The following table presents certain unaudited operating results for each of the eight fiscal quarters in the two year period ended December 31, 1998. This information has been prepared by the Company on the same basis as the audited financial statements and includes all adjustments necessary to present this information fairly when considered in conjunction with the Company's audited consolidated financial statements and notes thereto. Quarterly information may not total to annual amounts in some cases due to rounding.

                                                                            QUARTER ENDED
                                        --------------------------------------------------------------------------------------
                                        MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,   MAR. 31,   JUNE 30,   SEPT. 30,  DEC. 31,
                                          1997       1997       1997       1997       1998       1998       1998       1998
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues..............................  $  13,115  $  15,444  $  17,170  $  17,615  $  18,077  $  20,433  $  25,582  $  37,814
Income from operations................      1,357      2,325      3,098      3,507      1,983      3,221      3,049      2,035
Income before income taxes............      1,766      2,757      3,640      4,063      2,474      3,586      3,103      1,452
Net income............................      1,002      1,609      2,256      2,519      1,509      2,237      2,099      1,020
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Diluted earnings per share............  $    0.08  $    0.13  $    0.18  $    0.20  $    0.12  $    0.17  $    0.16  $    0.08
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Shares used in diluted per share
  computations........................     12,556     12,560     12,755     12,841     12,389     13,306     13,470     13,571
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Basic earnings per share..............  $    0.08  $    0.13  $    0.18  $    0.21  $    0.12  $    0.18  $    0.17  $    0.08
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Shares used in basic per share
  computations........................     12,343     12,256     12,229     12,236     12,973     12,647     12,690     12,747
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                        ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

YEAR 2000

    The Company operates and utilizes various date-sensitive computer applications and systems throughout its networks and businesses. The Company has been cognizant of the Year 2000 issue for several years and has continually attempted to maintain and/or upgrade its networks and computer systems to recognize the Year 2000 and associated issues. The Company also recognizes that there are risks with respect to embedded systems that are not necessarily part of the Company's network or computer systems but contain microprocessor chips that may not function properly with the change of the date to the Year 2000. The management of the Company has formed an internal review team to resolve and address Year 2000 issues. The Company defines "Year 2000 Compatible" to mean that the product or service will accurately receive, process, and provide date data from, into, and between the twentieth and twenty-first centuries, including the years 1999 and 2000, and make leap year calculations, provided that all other products (whether hardware, software, or firmware) used in or in combination with the product or service properly exchange data with it. Procedures have been developed and are in place for assessing exposure and risk which include testing current and future applications and systems, upgrading and replacing non-compliant equipment and software and obtaining Year 2000 Compatibility statements from the Company's significant third parties including material vendors and suppliers. However, the Company, is not seeking statements from its customers. If the Company's current or future customers fail to achieve Year 2000 Compatibility or if they divert technology expenditures to address Year 2000 Compatibility problems, the Company's finances or business prospects may be impaired. Any diversion of TAS customer resources from the transition from the TAS network to the Company's network will also have a negative impact on the Company's gross margin percentage and cash flows. The Company has provided certain customers with statements of readiness on the Year 2000.

    At this time the cost of replacement systems and modifications is not expected to be material and has been incorporated into system upgrades scheduled to take place in 1999. The Company has not yet fully developed a comprehensive contingency plan to address situations that may result if it is unable to achieve Year 2000 readiness of its critical operations. A comprehensive contingency plan is expected to be completed by the second quarter of 1999.

    The Company's internal systems include both information technology ("IT") and non-IT systems. The Company has completed a baseline assessment of its material internal IT systems (including both its own software products and third-party software and hardware technology) and its non-IT systems (such as security systems, building equipment, and embedded micro-controllers) and is beginning implementation (including remediation, upgrading, and replacement). The Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems.

    To the extent that the Company is not able to test the technology provided by its vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Compatible. Not all of the Company's significant vendors and third parties have provided the Company with Year 2000 compatibility statements. Despite the Company's testing and whatever assurances the Company may receive from developers of products incorporated into the Company's products and service offerings, the Company's products and service offerings may contain undetected errors or defects associated with Year 2000 date functions. Based upon its assessment and testing to date, the Company believes that its mission-critical applications, including its networks and computer systems which execute primary business processes are Year 2000 Compatible, however, there can be no assurances that the Company has identified every factor or component which may render its product or service not Year 2000 Compatible. Known or unknown errors or defects in the Company's products or service offerings could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could impair the Company's finances or business prospects.

    The Company is aware that Switchtran is providing service through a processing platform that is currently not Year 2000 Compatible. The joint venture arrangement and the related agreements include provisions which require the Company's joint venture partner, who is also a service provider to Switchtran, to either develop a new processing platform which is Year 2000 Compatible or modify the existing platform to be Year 2000 Compatible. The Company's joint venture partner has informed the Company that it has devoted adequate resources to both of these alternative projects so that at least one will be in place by the Year 2000. Based upon the assurances and representations of its partner, the Company believes that at a minimum, the modifications to the existing Switchtran platform will be completed by September 30, 1999, however, there can be no assurances that either the new processing platform or the modifications to the existing platform will be completed by this target date or that Switchtran's customers will not seek an alternative service provider while these alternatives are implemented.

    The activities involved in the Company's Year 2000 project necessarily involve estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections may be revised as work progresses on this project. Disruptions with respect to the computer systems of vendors or customers, which are outside the control of the Company, could impair the ability of the Company to obtain services or conduct business. If any of the Company's significant third parties are not Year 2000 Compatible and/or the Company fails to identify or replace non-compatible equipment or software and non-compatibility causes a material disruption to the business of the Company, the Company's revenues and financial position could be materially adversely affected. There can be no assurance that the actions taken by the Company with respect to its network, computer systems, products, or embedded systems will eliminate the numerous and varied risks associated with the Year 2000 date change. Further, there can be no assurance that the Company will not be adversely affected by any Year 2000-related difficulties encountered by vendors or customers or by any downturn in the economy in general and there can be no assurance that the Year 2000 will not have a material adverse effect on the Company's financial position or results of operations.

EURO CURRENCY

    The participating member countries of the European Union agreed to adopt the European Currency Unit (the "Euro") as the common legal currency beginning January 1, 1999. On that same date they established fixed conversion rates between their existing sovereign currencies and the Euro. The Company has defined "Euro Compliant" to mean that its product is capable of processing and reporting any data denominated in the Euro in the same manner as processing and reporting data denominated in the national currency units that comprise the currencies of those member states that adopt the Euro without any loss of functionality or interoperability or degradation in performance. The Company does not believe that the Euro will have a material impact on the Company's results of operations or financial condition and believes that its primary network and computer systems are Euro Compliant.

SEASONALITY

    Merchant credit card and credit card transactions from retailers and to a much lesser extent gasoline stations account for a significant percentage of the transaction volume processed by the Company's POS customers. The volume of such transactions on the Company's network is expected to be weakest in the first quarter, stronger in the second quarter, greater still in the third quarter high travel season and peak in the fourth quarter holiday season. The Company generally adds network capacity and associated recurring monthly costs during the year in order to handle expected fourth quarter peak volumes. As a result of these typical seasonal patterns, revenues, earnings and gross profit margins from POS credit card transactions in the first quarter, when revenues are lower and network utilization is lower, are expected to be lower relative to the fourth quarter of the immediately preceding year, when revenues and network utilization are high. To date, the strong underlying growth of the Company's POS business has alleviated this seasonal effect to some extent, but the Company expects that its operating results in the foreseeable future will be affected by seasonal trends.

    The Company's revenues from calling card transactions from its TSD customers tend to be greatest during the second and third quarters, although this revenue composes a smaller percentage of total revenues than does POS services revenue.

    The Company is expecting to incur significant non-recurring network expansion costs as well as a significant increase in certain recurring network costs during the first and second quarters of 1999 in order to accommodate the significant increase in traffic primarily associated with the TAS acquisition. A significant portion of these costs are associated with the Company's roll out of its own "800" access service, TAS transition costs, and circuits required for increases in transaction volumes. Since the TAS acquisition, the Company has experienced, and will continue to experience a gross margin percentage which is below the Company's historical levels. This effect will continue until the TAS transactions are migrated from the TAS network to the Company's network. The Company expects to transition all of the TAS customers to its network no later than the second quarter of 1999, however, there are many variables involved in the transition process including many that are outside of the Company's control and certain variables are unknown at this time. As a result, there can be no assurance that the transition will be completed in time frame. As a result of all of these factors, significant variability in quarterly earnings may occur and is expected.

LIQUIDITY AND CAPITAL RESOURCES

    At December 31, 1998, the principal sources of liquidity were cash and cash equivalents of $12,339,000, short-term investments of $3,092,000 and availability under the Revolver. At December 31, 1998, approximately $4.0 million of cash and cash equivalents were held by TNSUK--a majority owned subsidiary. Non-marketable securities were approximately $3.7 million at December 31, 1998. The Company invests in non-marketable securities after consideration of the financial condition of the borrower and the overall business relationship. Non-marketable securities mature on the following dates, $300,000 in 1999, $350,000 in 2000, $150,000 in 2001, $600,000 in 2002 and $2.3
million in 2005.

    In March 1999, and due to market conditions, the Company and the Company's primary lender agreed to temporarily reduce the Revolver from $75 million to $62 million until June 30, 1999 while the primary lender seeks an additional bank to participate in the syndication. Accordingly, the current amount available for additional borrowings under the Revolver is approximately $2.7 million. Should an additional bank elect to participate in the syndication, the Revolver will be increased to its previous $75 million limitation. If an additional bank is not located, the Revolver will be permanently reduced to $60 million.

    Net cash provided by operating activities was $16,131,000 for 1998, an increase from $12,302,000 for 1997. The increase is primarily related to an increase in depreciation and amortization. TAS receivables accounted for $13 million of the $18.7 million increase in accounts receivable. During 1998, AT&T continued to prepare the TAS customer billings. Accordingly, the December 1998 TAS revenue was not billed until mid-January. Amounts due to AT&T for transitional services while the TAS customers remain on the TAS network accounted for $15 million of the $20.0 million increase in accounts payable and accrued expenses.

    Investing activities used $85,190,000 for 1998 as compared to a use of $7,389,000 for 1997. The significant increase primarily relates to $64.3 million paid for the TAS acquisition, $6.2 million paid for the acquisition of certain Suntech assets and $600,000 paid for certain assets of OmniLink, plus the associated direct costs of these acquisitions. The Company purchased $17,935,000 of equipment in 1998 up from $11,365,000 for 1997. The increase was primarily due to purchases to increase network capacity related to the TAS acquisition and transaction increases from existing customers, the expansion of the Company's "800" network and the capital expenditure requirements of new service offerings. In April 1998, the Company paid approximately $2.0 million for a 50% interest in Switchtran, which is identified as "Investment in Unconsolidated Affiliate" on the accompanying statement of cash flows. The Company has provided its joint venture partner in Switchtran the right to put their 50% interest to the Company at approximately $2.0 million. The put provisions related to Switchtran are exercisable between February 1, 1999 and March 31, 1999. The net proceeds from the maturities of short and long-term investments were $6,278,000 for 1998 and $4,355,000 for 1997.

    Financing activities provided $62,764,000 for 1998 as compared to use of $1,041,000 for 1997. On September 10, 1998, the Company borrowed $64.3 million for the TAS acquisition. The Company repaid $5.0 million of this amount in October 1998. There were no borrowings in 1997. In 1997, the Company purchased 211,500 shares of its common stock for approximately $2.5 million. There were no such purchases in 1998. Proceeds from the exercise of stock options and the Company's employee stock purchase plan increased from $1,107,000 for 1997 to $2,135,000 for 1998.

    The Company believes that its existing cash, investment balances, availability under the Revolver, and cash flows generated by operations will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

NEW ACCOUNTING STANDARDS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 "Reporting Comprehensive Income". Statement No. 130 requires the Company to present an aggregate amount of "comprehensive income" and the components of "other comprehensive income" in its 1998 financial statements and/or notes thereto. The Company adopted Statement No. 130 in 1998.

    In July 1997, the FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 requires the Company to disclose segment information using a "management approach" beginning with its December 31, 1998 financial statements. The Company adopted SFAS No. 131 in 1998.

    In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once the capitalization criteria of the SOP are met. SOP 98-1 is effective January 1, 1999, and is applied to all projects in progress upon the initial application of the SOP. A significant percentage of the Company's historical engineering and development expenses have related to costs that are now required to be capitalized under SOP 98-1. Accordingly, the Company expects SOP 98-1 to have a material impact by reducing the Company's 1999 engineering and development expenses.

    In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments including instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt Statement No. 133 on January 1, 2000. Statement No. 133 will not be applied retroactively to the financial statements of prior periods. The Company has not yet determined the impact of adopting Statement No. 133.

INFLATION

    Inflation is not a material factor affecting the Company's business and has not had a significant effect on the Company's operations to date.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The Company has no financial instruments entered into for trading purposes. The Company's primary market risk exposure is related to its marketable and non-marketable securities, put and call arrangements with the minority shareholders of its international subsidiaries and affiliates, foreign currency exposure related to its international operations and its Revolver. The Company places its marketable security investments in instruments that meet high credit quality standards as specified in the Company's investment policy guidelines. Marketable securities were approximately $2.7 million at December 31, 1998, all of which mature in less than one year. The Company invests in non-marketable securities after consideration of the financial condition of the borrower and the overall business relationship. Non-marketable securities were approximately $3.7 million at December 31, 1998. Non-marketable securities mature on the following dates, $300,000 in 1999, $350,000 in 2000, $150,000 in 2001, $600,000
in 2002 and $2.3 million in 2005. Management believes that providing its minority shareholders, who generally also serve as employees of the subsidiary or affiliate, with an equity interest better aligns the minority owners' interests with that of the Company. The Company has entered into put and call arrangements with the minority owners of its international subsidiaries and affiliates since the Company generally prefers to ultimately own 100% of its international operations. The Company has not entered into foreign currency exchange forward contracts or derivative arrangements. The Company is exposed to foreign exchange rate fluctuations as the financial results of foreign operations are translated into U.S. dollars. The effect of foreign exchange rate fluctuations was not material for 1998 and 1997. Because foreign exchange exposure to these fluctuations increases with the size and scope of the Company's foreign operations, the Company is anticipating entering into a hedging program in 1999.

    The Revolver provides for unsecured LIBOR or base rate borrowings at the Company's option. A margin is added to the applicable LIBOR or base rate based upon the Company's ratio of total debt to annualized operating cash flow, as defined in the agreement. The interest rate at December 31, 1998 was 5.95% (LIBOR plus 75 basis points) and $59.325 million was outstanding. The weighted average interest rate for 1998 was 6.23%. LIBOR loan maturities range from 30 to 180 days. The LIBOR loan outstanding at December 31, 1998 expires in May 1999. Fair value approximated book value at December 31, 1998 due to the short-term maturity of the amount outstanding. Interest on LIBOR loans is paid at expiration or, for loans with an original maturity of greater than 90 days, both at 90 days from inception and on expiration. Interest on base rate loans is paid on March 31, June 30, September 30, and December 31. The Revolver matures in September 2001 and is subject to annual renewals thereafter. Borrowings may be repaid at any time without penalty subject to minimum repayment amounts.

    The table below provides information about the Company's put and call arrangements.

PUT AND CALL ARRANGEMENTS
--------------------------------------------
                                                 PUT EXERCISE         PUT          PUT         CALL EXERCISE       CALL
                   ENTITY                           PERIOD          AMOUNT       CURRENCY          PERIOD         AMOUNT
--------------------------------------------  ------------------  -----------  ------------  ------------------  ---------
Transaction Network Services Limited(a)
    Initial 80% of the put shares...........  Between 2000 and    fair         Irish pounds
                                              2002                value(b)
    Remaining 20% of the put shares.........  Between 2003 and    fair         Irish pounds
                                              2007                value(b)
    Initial 80% of the call shares..........                                                 2002                fair
                                                                                                                 value(b)
    Remaining 20% of the call shares........                                                 2007                fair
                                                                                                                 value(b)
Transaction Network Services TNASB(a)
    Put provision...........................  Between 2001 and    fair         Swedish
                                              2003                value(b)     Kronor
    Call provision..........................                                                 Between 2001 and    fair
                                                                                             2003                value(b)
Switchtran Limited(c)
    Put provision...........................  Between 2/1/99 and  1.4          Irish pounds
                                              3/31/99             million(d)
Transaction Network Services (UK) Limited(f)
    Put provision...........................  Between 2003 and    fair         British
                                              2005                value(e)     pounds
    Call provision..........................                                                 Between 2003 and    fair
                                                                                             2005                value(e)

PUT AND CALL ARRANGEMENTS
--------------------------------------------
                                                  CALL
                   ENTITY                       CURRENCY
--------------------------------------------  ------------
Transaction Network Services Limited(a)
    Initial 80% of the put shares...........

    Remaining 20% of the put shares.........

    Initial 80% of the call shares..........  Irish pounds

    Remaining 20% of the call shares........  Irish pounds

Transaction Network Services TNASB(a)
    Put provision...........................

    Call provision..........................  Swedish
                                              Kronor
Switchtran Limited(c)
    Put provision...........................

Transaction Network Services (UK) Limited(f)
    Put provision...........................

    Call provision..........................  British
                                              pounds

------------------------

(a)  The minority shareholders own a 25% interest

(b) Fair value is determined by an independent valuation

(c)  The joint venture partner owns a 50% interest

(d) The put amount is the lesser of a) 1.4 million Irish pounds or b) approximatley 1.3 million Irish pounds plus 50% of the net profits less dividends paid to the joint venture partner

(e) Fair value is approximated by applying the earnings per share of TNSUK times 85% of the greater of a) 20 or b) the PE multiple of TNS for the previous six months

(f)  The minority shareholder owns a 40% interest

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Arthur Andersen LLP, Independent Public Accountants..............................................          39
Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................          40
Consolidated Statements of Operations for the years ending December 31, 1998, 1997 and 1996................          41
Consolidated Statements of Stockholders' Equity for the years ending December 31, 1998, 1997 and 1996......          42
Consolidated Statements of Cash Flows for the years ending December 31, 1998, 1997 and 1996................          43
Notes to Consolidated Financial Statements.................................................................          44

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Transaction Network Services, Inc.:

    We have audited the accompanying consolidated balance sheets of Transaction Network Services, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Transaction Network Services, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                ARTHUR ANDERSEN LLP

Washington, D.C.
February 10, 1999

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                      DECEMBER 31,   DECEMBER 31,
                                                                                          1998           1997
                                                                                      -------------  -------------
                                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................................   $    12,339     $  18,516
  Short-term investments............................................................         3,092         9,899
  Accounts receivable, net
    Trade accounts receivable.......................................................        15,230         9,635
    TAS receivables.................................................................        13,076        --
    Due from AMNEX..................................................................           530           389
  Other current assets..............................................................         5,477         2,047
                                                                                      -------------  -------------
    Total current assets............................................................        49,744        40,486
                                                                                      -------------  -------------
EQUIPMENT, at cost:
  Network equipment.................................................................        47,296        30,101
  Office equipment..................................................................         7,381         4,802
  Less--Accumulated depreciation....................................................       (20,897)      (14,314)
                                                                                      -------------  -------------
                                                                                            33,780        20,589
                                                                                      -------------  -------------
INTANGIBLE ASSETS:
  Goodwill and other intangibles....................................................        93,404        14,119
  Less--Accumulated amortization....................................................        (8,989)       (4,742)
                                                                                      -------------  -------------
                                                                                            84,415         9,377
                                                                                      -------------  -------------
OTHER ASSETS........................................................................         1,142           877
LONG-TERM INVESTMENTS...............................................................         3,404         4,780
INVESTMENT IN UNCONSOLIDATED AFFILIATE..............................................         2,374        --
                                                                                      -------------  -------------
    Total assets....................................................................   $   174,859     $  76,109
                                                                                      -------------  -------------
                                                                                      -------------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable and accrued expenses.............................................   $    28,532     $   7,256
LONG-TERM DEBT......................................................................        59,325        --
DEFERRED INCOME TAX, net of current amount..........................................           402           378
MINORITY INTEREST...................................................................         2,423        --
                                                                                      -------------  -------------
    Total liabilities...............................................................        90,682         7,634
                                                                                      -------------  -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock, $0.01 par value, 20,000 shares authorized, 12,803 and 12,476 shares
    issued, respectively............................................................           128           125
  Additional paid-in capital........................................................        57,487        51,292
  Treasury stock, none and 211 shares, at cost......................................       --             (2,491)
  Unearned compensation.............................................................           (16)          (46)
  Retained earnings.................................................................        26,523        19,658
  Accumulated comprehensive income:
    Foreign currency translation....................................................            55           (63)
                                                                                      -------------  -------------
    Total stockholders' equity......................................................        84,177        68,475
                                                                                      -------------  -------------
    Total liabilities and stockholders' equity......................................   $   174,859     $  76,109
                                                                                      -------------  -------------
                                                                                      -------------  -------------

   The accompanying notes are an integral part of these consolidated balance sheets.

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------
                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
Revenues........................................................................  $  101,906  $  63,344  $  52,291
Cost of network services........................................................      62,796     35,322     28,771
                                                                                  ----------  ---------  ---------
Gross profit....................................................................      39,110     28,022     23,520
                                                                                  ----------  ---------  ---------
Other operating expenses:
  Engineering & development.....................................................       5,565      3,431      2,692
  Selling, general & administrative.............................................      12,474      7,941      7,491
  Depreciation..................................................................       6,693      4,793      4,068
  Amortization of intangibles...................................................       4,090      1,570      1,485
                                                                                  ----------  ---------  ---------
Total other operating expenses..................................................      28,822     17,735     15,736
                                                                                  ----------  ---------  ---------
Income from operations before provision for income taxes, equity in earnings of
  unconsolidated affilliate and minority interest...............................      10,288     10,287      7,784
Interest income.................................................................       1,532      1,939      1,670
Interest expense................................................................      (1,205)    --         --
                                                                                  ----------  ---------  ---------
Income before provision for income taxes, equity in earnings of unconsolidated
  affiliate and minority interest...............................................      10,615     12,226      9,454
Provision for income taxes......................................................       4,425      4,840      3,640
Equity in earnings of unconsolidated affiliate..................................         356     --         --
Minority interest in net loss of consolidated subsidiary........................         319     --         --
                                                                                  ----------  ---------  ---------
Net income......................................................................  $    6,865  $   7,386  $   5,814
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Diluted earnings per common share...............................................  $     0.52  $    0.59  $    0.46
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Basic earnings per common share.................................................  $     0.54  $    0.60  $    0.47
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Weighted average shares--diluted................................................      13,279     12,619     12,591
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
Weighted average common shares outstanding--basic...............................      12,620     12,256     12,260
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------

 The accompanying notes are an integral part of these consolidated statements.

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

             FOR THE YEARS ENDING DECEMBER 31, 1998, 1997 AND 1996

                                 (IN THOUSANDS)

                                                                       STOCKHOLDERS' EQUITY
                                 -------------------------------------------------------------------------------------------------
                                       COMMON STOCK        ADDITIONAL                         TREASURY STOCK           FOREIGN
                                 ------------------------    PAID-IN       UNEARNED      ------------------------     CURRENCY
                                   SHARES       AMOUNT       CAPITAL     COMPENSATION      SHARES       AMOUNT       TRANSLATION
                                 -----------  -----------  -----------  ---------------  -----------  -----------  ---------------
BALANCE, December 31, 1995.....      12,138    $     121    $  48,120      $    (106)        --        $  --          $  --
Amortization of unearned
  compensation.................      --           --           --                 30         --           --             --
Stock issued under benefit
  plans........................         190            2          891         --             --           --             --
Tax benefit of exercise of non-
  qualified options............      --           --              833         --             --           --             --
Foreign currency translation...      --           --           --             --             --           --                 28
Net income.....................      --           --           --             --             --           --             --
                                                                                                                             --
                                 -----------         ---   -----------         -----            ---   -----------
BALANCE, December 31, 1996.....      12,328          123       49,844            (76)        --           --                 28
Total, December 31, 1996.......
Amortization of unearned
  compensation.................      --           --           --                 30         --           --             --
Stock issued under benefit
  plans........................         148            2        1,105         --             --           --             --
Purchase of treasury stock.....      --           --           --             --                211       (2,491)        --
Tax benefit of exercise of non-
  qualified options............      --           --              343         --             --           --             --
Foreign currency translation...      --           --           --             --             --           --                (91)
Net income.....................      --           --           --             --             --           --             --
                                                                                                                             --
                                 -----------         ---   -----------         -----            ---   -----------
BALANCE, December 31, 1997.....      12,476          125       51,292            (46)           211       (2,491)           (63)
Total, December 31, 1997.......
Amortization of unearned
  compensation.................      --           --           --                 30         --           --             --
Stock issued under benefit
  plans........................         251            2        2,133         --             --           --             --
Issuance of common stock for
  acquisition..................          76            1        2,758         --               (211)       2,491         --
Tax benefit of exercise of non-
  qualified options............      --           --            1,304         --             --           --             --
Foreign currency translation...      --           --           --             --             --           --                118
Net income.....................      --           --           --             --             --           --             --
                                                                                                                             --
                                 -----------         ---   -----------         -----            ---   -----------
BALANCE, December 31, 1998.....      12,803    $     128    $  57,487      $     (16)        --           --          $      55
                                                                                                                             --
                                                                                                                             --
                                 -----------         ---   -----------         -----            ---   -----------
                                 -----------         ---   -----------         -----            ---   -----------
Total, December 31, 1998.......


                                  RETAINED     COMPREHENSIVE
                                  EARNINGS        INCOME
                                 -----------  ---------------
BALANCE, December 31, 1995.....   $   6,458      $  --
Amortization of unearned
  compensation.................      --             --
Stock issued under benefit
  plans........................      --             --
Tax benefit of exercise of non-
  qualified options............      --             --
Foreign currency translation...      --                 28
Net income.....................       5,814          5,814

                                 -----------        ------
BALANCE, December 31, 1996.....      12,272
Total, December 31, 1996.......                      5,842
                                                    ------
                                                    ------
Amortization of unearned
  compensation.................      --             --
Stock issued under benefit
  plans........................      --             --
Purchase of treasury stock.....      --             --
Tax benefit of exercise of non-
  qualified options............      --             --
Foreign currency translation...      --                (91)
Net income.....................       7,386          7,386

                                 -----------        ------
BALANCE, December 31, 1997.....      19,658
Total, December 31, 1997.......                      7,295
                                                    ------
                                                    ------
Amortization of unearned
  compensation.................      --             --
Stock issued under benefit
  plans........................      --             --
Issuance of common stock for
  acquisition..................      --             --
Tax benefit of exercise of non-
  qualified options............      --             --
Foreign currency translation...      --                118
Net income.....................       6,865          6,865

                                 -----------        ------
BALANCE, December 31, 1998.....   $  26,523

                                 -----------
                                 -----------
Total, December 31, 1998.......                  $   6,983
                                                    ------
                                                    ------

 The accompanying notes are an integral part of these consolidated statements.

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                       -------------------------------
                                                                                         1998       1997       1996
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income.........................................................................  $   6,865  $   7,386  $   5,814
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization....................................................     10,783      6,363      5,553
    Unearned compensation............................................................         30         30         30
    Loss on disposals of equipment...................................................     --             39         14
    Deferred income taxes............................................................        297       (314)    --
    Equity in earnings of unconsolidated affiliate...................................       (356)    --         --
    Loss applicable to minority interest.............................................       (319)    --         --
  Changes in assets and liabilities, net of effects of acquisitions:
      Accounts receivable............................................................    (18,713)    (1,549)    (1,634)
      Other current assets...........................................................     (2,247)      (827)        13
      Other assets...................................................................       (265)      (399)       441
      Accounts payable and accrued expenses..........................................     20,056      1,573       (230)
                                                                                       ---------  ---------  ---------
        Net cash provided by operating activities....................................     16,131     12,302     10,001
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of equipment.............................................................    (17,935)   (11,365)    (6,250)
  Purchases of intangible assets.....................................................     --           (227)    (1,682)
  Acquisitions, net of cash acquired.................................................    (71,515)      (182)    --
  Investment in unconsolidated affiliates............................................     (2,018)    --         --
  Proceeds from disposals of equipment...............................................     --             30        107
  Collection of note receivable......................................................     --         --          3,600
  Maturities (purchases) of short-term investments, net..............................      4,902      5,801    (11,149)
  Purchases of long-term investments.................................................     --         (4,281)      (162)
  Maturities of long-term investments................................................      1,376      2,835     --
                                                                                       ---------  ---------  ---------
    Net cash used in investing activities............................................    (85,190)    (7,389)   (15,536)
                                                                                       ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from options and employee stock purchase plan.............................      2,135      1,107        728
  Income tax benefit of deduction for income tax purposes on exercise of
    non-qualified stock options......................................................      1,304        343        833
  Purchases of treasury stock........................................................     --         (2,491)    --
  Proceeds from borrowing............................................................     64,325     --         --
  Repayment of long term debt........................................................     (5,000)    --         --
                                                                                       ---------  ---------  ---------
    Net cash provided by (used in) financing activities..............................     62,764     (1,041)     1,561
                                                                                       ---------  ---------  ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH..............................................        118        (91)        28
NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS........................................................................     (6,177)     3,781     (3,946)
CASH AND CASH EQUIVALENTS, beginning of period.......................................     18,516     14,735     18,681
                                                                                       ---------  ---------  ---------
CASH AND CASH EQUIVALENTS, end of period.............................................  $  12,339  $  18,516  $  14,735
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Common Stock issued for 401k matching contribution.................................  $  --      $  --      $     165
  Cash paid for income taxes.........................................................      4,893      4,846      3,088
  Cash paid for interest.............................................................        730     --         --
  Conversion of accounts receivable to term note.....................................     --            316     --
  Fair value of assets acquired......................................................  $  77,504  $  --      $  --
  Less: Cash paid, net...............................................................    (71,515)    --
    Value of stock issued............................................................     (5,250)    --         --
                                                                                       ---------  ---------  ---------
    Liabilites assumed...............................................................  $     739  $  --      $  --
                                                                                       ---------  ---------  ---------
                                                                                       ---------  ---------  ---------
Cancellation of note receivable in exchange for assets...............................  $   1,905  $  --      $  --

 The accompanying notes are an integral part of these consolidated statements.

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES:

    Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/ Point-of-Service) transaction processing industry through its POS division. In September 1998, the Company significantly expanded its POS network services business through a $64.3 million acquisition of the rights to provide services under certain customer service contracts relating to AT&T Corp.'s Transaction Access Service ("TAS"). Additionally, in 1998, the Company expanded the service offerings of its POS division through the acquisitions of certain assets of Suntech Processing Systems, LLC ("Suntech") and OmniLink Communications Corporation ("OmniLink"). Suntech's proprietary host-interface processing technology allows for leased line automated teller machines ("ATM's") to be converted into dial-up ATM's. OmniLink develops, manufactures and markets modems for electronic commerce, Internet access, telecommuting and advanced office communications.

    In June 1994, the Company acquired Fortune Telecommunications, Inc. ("FTI") of Ft. Lauderdale, Florida, which formed the Company's Telecom Services Division ("TSD"). TSD provides customers in the telecommunications industry with telephone call fraud control, billing validation and other services.

    In March 1997, the TNS Financial Services Division was created to serve the data communications needs of the financial services industry. In January 1999, the Company acquired Transline Communications, Inc. ("Transline") in a transaction structured to be accounted for as a pooling of interests. Transline's core business is comprised of voice and data services provided to financial institutions for futures, options, and commodities trading.

    In June 1996, the Company formed Transaction Network Services Limited ("TNSL"), a majority-owned subsidiary. TNSL provides POS network services in Ireland and serves as TNS' European technology and marketing center to support current and future European operations. In October 1997, through TNSL, the Company acquired a majority interest in Pronoma Systems AB which has been renamed Transaction Network Services TNS AB ("TNSAB") and operates as a TNSL subsidiary located in Stockholm, Sweden. In April 1998 the Company, through TNSL, acquired a 50% interest in ATOS Ireland Limited ("Atos"). Atos has been renamed Switchtran Limited ("Switchtran") and provides processing services, primarily for cash withdrawals, for a network of ATM's located throughout Ireland. In September 1998, the Company entered into a 60% owned joint venture in the United Kingdom ("UK") named Transaction Network Services UK Limited ("TNSUK"). TNSUK operates as a TNS subsidiary located in Sheffield, England. In November 1998, the Company, through TNSL, formed Transaction Network Services, Societe Anonyme. ("TNSSA"). TNSSA operates as a TNS subsidiary located in Paris, France. In January 1999, the Company acquired Transline Ltd.--a wholly-owned subsidiary of Transline, located in London, England. TNSL, TNSAB, TNSUK, TNSSA and Transline, Ltd. utilize the Company's network technology to provide POS and other transaction services in their respective countries.

    The Company currently operates four segments or divisions: (1) the POS Division which includes the Company's TransXpress-Registered Trademark- network services for the POS transaction processing industry, (2) the Telecom Services Division ("TSD") which includes FTI's CARD*TEL-Registered Trademark- telephone call billing validation and fraud control services and other services targeting primarily the telecommunications industry, (3) the Financial Services Division ("FSD") which provides the TNS FastLink-Registered Trademark- Data Service and other transaction oriented trading applications primarily to the financial services industry, and (4) the International Systems Division ("ISD") which markets the Company's products and services internationally.

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

    The majority of the Company's revenues are derived from the transmission of POS transactions (predominantly credit and debit card transactions), that are processed electronically by a small number of third party POS transaction processors. The Company's TransXpress-Registered Trademark- network services implement proprietary technology that provides a communications link between the merchant site and the transaction processor. The Company markets its TransXpress-Registered Trademark-network services directly to third party POS transaction processors, who in turn resell the Company's network services as a part of the processors' own services.

    The Company's CARD*TEL-Registered Trademark- telecommunications services utilize proprietary fraud control technology and databases to provide real-time telephone call billing validation and fraud control services to the telecommunications industry, including long distance telephone companies, operator services providers, information services providers and private pay telephone companies.

    The TNS FastLink-Registered Trademark- Data Service includes primarily electronic communication of indications of interest, orders and execution reports that are normally phoned between traders or transmitted via proprietary systems over a secure TCP/IP network developed, operated and maintained by TNS.

    The Company's operations are subject to certain risks and uncertainties including, among others, reliance on major customers, rapidly changing technology, the Year 2000, limited suppliers, current and potential competitors with significantly greater financial, technical and marketing resources, government regulation and the ability to successfully integrate acquired operations.

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

DILUTED AND BASIC EARNINGS PER SHARE

    Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. Options to purchase 79,800 shares of common stock in the price range of $22.63 through $25.50 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares.

                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Weighted average common shares outstanding -basic...................     12,619,577     12,255,729     12,259,533
Dilutive effect of stock options....................................        658,956        362,807        331,424
                                                                      -------------  -------------  -------------
Weighted average shares--diluted....................................     13,278,533     12,618,536     12,590,957
                                                                      -------------  -------------  -------------
Diluted earnings per share..........................................  $        0.52  $        0.59  $        0.46
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Basic earnings per share............................................  $        0.54  $        0.60  $        0.47
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

RECENT AUTHORITATIVE PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130 "Reporting Comprehensive Income". Statement No. 130 requires the Company to present an aggregate amount of "comprehensive income" and the components of "other comprehensive income" in its 1998 financial statements and/or notes thereto. The Company adopted Statement No. 130 in 1998. In July 1997, the FASB issued Statement No. 131 "Disclosures About Segments of an Enterprise and Related Information." Statement No. 131 requires the Company to disclose segment information using a "management approach" beginning with its

December 31, 1998 financial statements. The Company adopted Statement No. 131 in 1998. In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once certain capitalization criteria are met. SOP 98-1 is effective January 1, 1999 and is applied to all projects in progress upon the initial application of the SOP. A significant percentage of the Company's historical engineering and development expenses are costs that are now required to be capitalized under SOP 98-1. Accordingly, the Company expects SOP 98-1 to have a material impact by reducing the Company's 1999 engineering and development expenses. In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments including instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt Statement No. 133 on January 1, 2000. Statement No. 133 will not be applied retroactively to the financial statements of prior periods. The Company has not yet determined the impact of adopting Statement No. 133.

FINANCIAL INSTRUMENTS

    The Company considers all securities purchased with an original maturity of three months or less at the date of purchase to be cash equivalents. The Company determines the appropriate classification of its investments at the time of purchase and reevaluates such designation at each balance sheet date. At December 31, 1998 and 1997, the Company's marketable securities consisted primarily of money market accounts (classified as cash equivalents), U.S. government and government agency securities, and investment grade corporate bonds, all of which the Company has both the positive intent and ability to hold until maturity. These securities are reported at amortized cost. The contractual maturities of held to maturity securities are all less than one year.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it was practicable to estimate that value:

    CURRENT ASSETS AND CURRENT LIABILITIES

    The carrying amount approximated fair value because of the short maturity of these instruments.

    INVESTMENTS

    At December 31, 1998, the fair values of marketable securities based on quoted market prices on national exchanges approximated the carrying amounts. Certain of the Company's financial instruments included in investments have no quoted market prices. The Company believes by reference to stated interest rates and collateral held, the fair value of the assets would not differ materially from their carrying values.

    LONG-TERM DEBT

    The fair value of the Company's long-term debt is based upon quoted market prices for the same and similar issues, giving consideration to quality, interest rates, maturity and other characteristics. At December 31, 1998, the fair value approximated the carrying amount since the interest rate will be reset in May 1999.

CREDIT RISK

    The Company's assets that are exposed to credit risk consist primarily of cash equivalents, investments (including non-marketable securities of approximately $3.7 million), and accounts receivable. The Company places its marketable security investments in instruments that meet high credit quality standards as specified in the Company's investment policy guidelines. Marketable securities were approximately $2.7 million at December 31, 1998, all of which mature in less than one year. The Company invests in non-marketable securities after consideration of the financial condition of the borrower and the overall business relationship. Non-marketable securities were approximately $3.7 million at December 31, 1998. Non-marketable securities mature on the following dates, $300,000 in 1999, $350,000 in 2000, $150,000 in 2001, $600,000 in 2002 and $2.3
million in 2005. Accounts receivable consist of geographically dispersed customers, and the Company has not experienced significant losses related to uncollectible accounts from its POS, FSD or international customers. Revenues from its telecommunications services customers are subject to a higher degree of credit risk than is the case for the Company's POS services customers. The Company reserves for the credit risk associated with this customer base. The allowance for doubtful accounts was $558,000 at December 31, 1998 and $530,000 at December 31, 1997. The Company's 5 largest customers represented 44% of total revenues for the year ended December 31, 1998.

LONG-LIVED ASSETS

    The Company's long-lived assets consist of network equipment and intangible assets. The Company periodically reviews the value of its long-lived assets to determine if an impairment has occurred. The Company considers expected cash flows and estimated future operating results, trends, and other available information in assessing whether the long-lived asset is impaired.

EQUIPMENT

    Network and office equipment is recorded at cost. Depreciation expense is calculated using the straight-line method. Network equipment is depreciated over estimated useful lives of three to seven years. Office equipment is depreciated over estimated useful lives of three to ten years. Leasehold improvements are amortized over the lesser of the useful life or the lease term.

INTANGIBLE ASSETS

    Intangible assets primarily consist of goodwill, contract rights, non-compete agreements, and software. Intangible assets are amortized on a straight-line basis over useful lives ranging from two to twenty years.

REVENUE RECOGNITION

    The Company recognizes services revenue as the related services are performed. Advance payments for services are deferred and recognized as revenue when earned. POS services revenue is derived primarily from the transmission through the Company's network of transaction information between merchant or service provider POS terminals and transaction-processing computer centers. TSD revenue consists primarily of fees charged on a per query basis to customers for telephone call fraud-control and billing validation services. FSD revenue is derived primarily from monthly recurring fees. International revenue consists primarily of POS services revenue, royalties, software license fees and equipment sales. Revenue from equipment sales is recognized upon shipment. Revenue from software licenses is recognized ratably over the term of the agreement. Revenue from royalties is recognized when earned.

COST OF NETWORK SERVICES

    Cost of network services principally includes usage charges for data transmission and database access, leased digital transmission capacity charges, transmission capacity installation charges, activation charges, salaries, equipment maintenance and other related network costs. These costs are expensed by the Company as incurred. Depreciation expense on network equipment was $5,367,000, $4,124,000 and $3,623,000 for the years ended December 31, 1998,
1997 and 1996, respectively, and is included in depreciation expense.

ENGINEERING AND DEVELOPMENT COSTS

    Expenditures for engineering and development activities are charged to expense as incurred.

INCOME TAXES

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period.

MAJORITY OWNED SUBSIDIARIES

    The Company has provided the minority shareholders of TNSL, TNSAB, Switchtran and TNSUK the right to put their shares to the Company at the fair value of the shares at the exercise date. The Company also has the right to call the minority shares of TNSL, TNSAB and TNSUK at fair value. The put and call provisions related to TNSL are exercisable beginning in 2000 and expire in 2007. The put and call provisions related to TNSAB are exercisable beginning in 2001 and expire in 2003. The put provisions related to Switchtran are exercisable between February 1, 1999 and March 31, 1999. The Switchtran put price was approximately $2.0 million at December 31, 1998. The put and call provisions related to TNSUK are exercisable beginning in 2003 and expire in 2005. Fair value amounts for these puts and calls are not available as they represent an interest in companies whose stock is not publicly traded.

RECLASSIFICATIONS

    Certain reclassifications of prior year amounts have been made to conform with the current year presentation.

2.  ACQUISITIONS, INVESTMENTS AND OTHER ASSETS:

AMNEX, INC.

    On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases used to provide fraud control and billing validation services. The transaction also included a ten-year exclusive service agreement and other agreements. The Company paid approximately $1.5 million in cash for these assets.

    In December 1997, the Company entered into a consulting agreement with AMNEX in exchange for certain revisions made to the exclusive service agreement. The consulting agreement required an initial payment of approximately $180,000 and monthly payments of approximately $33,000 through June 30, 2002. The consulting agreement provided that, in the case of a material breach by AMNEX, the remaining monthly payments become immediately due and payable as liquidated damages. In May 1998, the Company delivered a notice of default to AMNEX for non-payment of fees under the exclusive service agreement and consulting agreement. On July 29, 1998, the Company filed arbitration proceedings with the American Arbitration Association against AMNEX. In January 1999, prior to the commencement of the arbitration proceedings, the parties entered into a settlement agreement. The settlement agreement required AMNEX to pay $530,000 of accounts receivable, which was collected in 1999. AMNEX further agreed to pay the Company $1.7 million, with interest, in 24 equal monthly installments of approximately $79,000 beginning in March 1999. The monthly payments are to be made directly to the Company from AMNEX's billing agent. As of December 31 1998, the Company has net assets related to AMNEX of approximately $1.6 million, including accounts receivable of approximately $530,000 and intangible assets of approximately $1.1 million.

CONVERTIBLE DEBT

    In July 1997, the Company obtained a five-year exclusive data services agreement, a joint marketing agreement and invested $2.0 million in the form of a subordinated convertible note with another company. Interest on the note is payable each August, beginning in August 1998. Alternatively, under the terms of the note, the borrower may issue an additional note equal to the accrued interest on terms and with rights identical to the original note. In August 1998, the borrower issued a $300,000 note for the amount of interest accrued on the original note. At any time, the Company may convert all or any portion of the principal plus accrued interest into a minority interest in the customers' common stock. The borrower may redeem up to 50% of the notes at any time up until August 1999 at a specified annual internal rate of return. The notes mature in August 2005, and as a result, the notes are recorded as long-term investments. The notes are classified as available for sale securities due to their conversion provisions. Fair value approximated carrying value at December 31, 1998.

TERM LOANS

    In July 1997, the Company entered into a $250,000 secured term loan with a customer. The Company also paid this customer $500,000 for a software license to use the customer's proprietary call monitoring and screening system and related databases along with an option to purchase a minority interest in the customer. Certain collateral secures the term loan, interest is payable monthly, and principal payments are due in three annual payments on the next three loan anniversary dates. In connection with the term loan, the Company signed a debt subordination agreement with the customer's senior creditor. In April 1998, the Company received notice from the senior creditor that the borrower was in default. Under the debt subordination agreement, the Company could not receive payments from the customer for a specified period. Management is negotiating terms for payment of the loan. In the event that the result of these negotiations is unsatisfactory to management, the Company will consider all options available under the loan and applicable law. Management believes that these assets are recoverable through future cash flows. Any adjustment to the book value of these assets will result in a non-cash accounting charge. At December 31, 1998, there was $250,000 outstanding under this term loan.

    In August 1997, the Company made a $500,000 secured term loan to a company. Interest is payable monthly and principal was due in February 1998. The customer repaid $100,000 of principal in 1997. In February 1998, the Company agreed to amend the term loan to provide for equal monthly payments of principal and interest over a 24-month period. At December 31, 1998, there was $260,000 outstanding under this term loan.

    In December 1997, the Company executed a $450,000 secured term loan with a customer. The principal balance included the conversion of approximately $316,000 of accounts receivable. Interest is payable monthly beginning February 1998. Principal is payable in 36 monthly installments beginning January 2000. Certain collateral, including the stock of the customer, secures the loan. At December 31, 1998, there was $450,000 outstanding under this term loan.

SUNTECH PROCESSING SYSTEMS, LLC

    On February 27, 1998, the Company acquired certain assets and assumed certain liabilities of Suntech Processing Systems, LLC ("Suntech"), a Texas limited liability company. The total consideration paid was $17.5 million, composed of (a) $12.25 million in cash, and (b) 287,474 shares of the Company's common stock valued at $5.25 million, plus direct acquisition costs. The Company acquired Suntech's dial-up ATM transaction processing segment (the "Processing Business") and Suntech's proprietary host-interface processing ("HIP") technology segment, which allows for leased line ATMs to be converted into dial-up ATMs. The Suntech acquisition was accounted for as a purchase. Amounts allocated to intangible assets (including customer contracts, non-compete agreements, software and goodwill) in the purchase accounting are amortized on a straight-line basis over periods ranging from 2 to 10 years.

    On July 23, 1998, the Company sold the Processing Business to a customer of the Company. Consideration received was $6.0 million in cash and the Company retained certain equipment and accounts receivable of the Processing Business. The terms of the sale also included: (a) a software license whereby the Company retained a non-exclusive, perpetual right to use certain software associated with the Processing Business at locations outside the United States; and (b) an agreement whereby the customer committed, under certain circumstances, to purchase certain modems from the Company during a three-year period.

OMNILINK COMMUNICATIONS CORPORATION

    On July 1, 1998, the Company acquired substantially all of the assets and assumed certain liabilities (composed principally of trade accounts payable and accrued liabilities) of OmniLink, a Michigan corporation. The consideration paid to OmniLink was $2.5 million which was composed of (a) approximately $600,000 in cash, plus direct acquisition costs, and (b) approximately $1.9 million by cancellation of a note payable from OmniLink to the Company. A limited partnership controlled by the Company's Chief Executive Officer and a venture capital firm, one of whose partners is a Company director, each are minority shareholders in OmniLink. The terms of the acquisition also provide for a royalty payment from the Company to OmniLink of up to approximately 5% of the price per unit based upon future OmniLink product sales. The royalty agreement will terminate upon the earlier of the date that OmniLink has received royalties aggregating $5,000,000 or June 30, 2001. During 1998, the Company paid royalties of $10,000. The OmniLink acquisition was accounted for as a purchase. Amounts allocated to goodwill in the purchase accounting are amortized on a straight-line basis over 10 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment, should new or additional facts about the business become known.

AT&T CORP.'S TRANSACTION ACCESS SERVICE

    On September 10, 1998, the Company acquired from AT&T Corp. ("AT&T") the right to provide services under certain customer service contracts relating to AT&T's Transaction Access Service ("TAS") as well as certain equipment used by AT&T in furnishing this service. The consideration paid for these assets was approximately $64.3 million in cash, plus direct acquisition costs. The source of the funds used to acquire these assets was a revolving credit facility (the "Revolver"). The Company also entered into a service agreement ("Communication Services Agreement") with AT&T under which the Company agreed to purchase a minimum of $10 million in communications services per year from AT&T during the two-year period beginning February 1, 1999.

    In connection with this transaction, the Company has agreed to purchase transitional communication and other services ("Transitional Services") from AT&T until the TAS customers are migrated from AT&T's network to the TNS network. The rates for these Transitional Services are greater than the rates the Company incurs when utilizing its own network, greater than the rates under the Communication Services Agreement with AT&T and greater than the rates the Company has contracted with its other vendors.

    The TAS acquisition was accounted for as a purchase. Amounts allocated to intangible assets (including customer contracts, a non-compete agreement, and goodwill) in the purchase accounting are amortized on a straight-line basis over periods ranging from 3 to 20 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment, should new or additional facts about the business become known.

    The unaudited pro forma information for the periods set forth below give effect to the Suntech transaction and the subsequent sale of the Processing Business, the OmniLink transaction, and the TAS transaction as if they had occurred at the beginning of each period. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (in thousands):

                                                                                YEAR ENDED         YEAR ENDED
                                                                             DECEMBER 31, 1998  DECEMBER 31, 1997
                                                                             -----------------  -----------------
Revenues...................................................................     $   142,283        $   111,807
Net income.................................................................          11,322             11,097
Diluted earnings per share.................................................     $      0.85        $      0.86
Basic earnings per share...................................................     $      0.89        $      0.88

TRANSACTION NETWORK SERVICES (UK) LIMITED

    The Company purchased its 60% in TNSUK for approximately $4.0 million in cash. General Cable, the minority partner, contributed customer contracts, business relationships, goodwill and certain network equipment in exchange for its 40% interest. The customer contracts and goodwill are being amortized over 10 years on a straight line basis. General Cable, which was subsequently merged with Telewest Communications PLC, provides TNSUK certain telecommunication and management services. TNSUK paid approximately $825,000 for these services in 1998.

3.  INTANGIBLE ASSETS

    Intangible assets consist of the following as of December 31 (in thousands).

                                                                            1998       1997
                                                                          ---------  ---------
Goodwill................................................................  $  73,492  $   9,126
Contract rights.........................................................     12,667      1,667
Software................................................................      2,505      1,527
Non-compete agreements..................................................      3,200        500
Other...................................................................      1,540      1,299
                                                                          ---------  ---------
Total...................................................................  $  93,404  $  14,119
                                                                          ---------  ---------
                                                                          ---------  ---------

4.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

    Accounts payable and accrued expenses consist of the following as of December 31 (in thousands).

                                                                              1998       1997
                                                                            ---------  ---------
Accounts payable and accrued network costs................................  $  10,046  $   4,601
Amounts due to AT&T primarily for Transitional Services...................     16,302     --
Accrued payroll and related expenses......................................        909        649
Deferred revenue..........................................................        761        638
Other.....................................................................        514      1,368
                                                                            ---------  ---------
    Total.................................................................  $  28,532  $   7,256
                                                                            ---------  ---------
                                                                            ---------  ---------

5.  CREDIT AGREEMENT:

    In connection with the TAS acquisition, the Company entered into the Revolver. The Revolver provides for unsecured LIBOR or base rate borrowings at the Company's option. A margin is added to the applicable LIBOR or base rate based upon the Company's ratio of total debt to annualized operating cash flow, as defined. The interest rate at December 31, 1998 was 5.95% (LIBOR plus 75 basis points) and the weighted average interest rate was 6.23% for 1998. The LIBOR loan outstanding at December 31, 1998, matures in May 1999. Interest on LIBOR loans is paid at expiration or, for LIBOR loans with an original maturity of greater than 90 days, both at 90 days from inception and on expiration. Interest on base rate loans is paid on March 31, June 30, September 30, and December 31. The Revolver matures in September 2001 and is subject to annual renewals thereafter. Borrowings may be repaid at any time without penalty subject to minimum repayment amounts. The Revolver includes a commitment fee based upon the average unused balance. The Revolver also includes certain financial and non-financial restrictive covenants including minimum operating cash flow requirements and limitations on investments, other borrowings, capital expenditures and acquisitions. Acquisitions are subject to pro-forma covenant compliance. Due to market conditions subsequent to year-end, the Company and its primary lender, agreed to temporarily reduce the maximum borrowing under the Revolver from $75 million to $62 million until June 30, 1999, while the primary lender seeks an additional bank to participate in the syndication. Accordingly, the current amount available for additional borrowings under the Revolver is approximately $2.7 million. Should an additional bank elect to participate in the syndication, the Revolver will be increased to its previous $75 million limitation, however, if an additional bank is not located, the Revolver will be permanently reduced to $60 million.

6.  INCOME TAXES:

    The components of income tax expense (benefit) for the years ending December 31, 1998, 1997 and 1996 consist of the following (in thousands).

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Current provision:
  Federal........................................................  $   4,253  $   4,649  $   3,262
  State..........................................................        469        505        378
Deferred (benefit) provision:
  Federal........................................................       (267)      (283)    --
  State..........................................................        (30)       (31)    --
                                                                   ---------  ---------  ---------
                                                                   $   4,425  $   4,840  $   3,640
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    The provision for income taxes results in effective rates for the years ending December 31, 1998, 1997 and 1996, which differ from the Federal statutory rate as follows.

                                                                       1998       1997       1996
                                                                     ---------  ---------  ---------
Statutory Federal income tax rate..................................       35.0%      35.0%      35.0%
Impact of graduated rates..........................................       (1.0)      (1.0)      (1.0)
State income taxes, net of Federal tax benefit.....................        3.8        3.7        4.0
Effect of losses of foreign operations.............................        3.9        1.9        0.5
                                                                           ---        ---        ---
Effective rate.....................................................       41.7%      39.6%      38.5%
                                                                           ---        ---        ---
                                                                           ---        ---        ---

    The components of the net deferred tax liability are as follows at December 31 (in thousands).

                                                                            1998       1997
                                                                          ---------  ---------
Depreciation............................................................  $  (1,279) $    (968)
Differences between cash and accrual accounting methods.................     --           (202)
Amortization of intangibles.............................................        876        590
Other...................................................................        (65)      (185)
                                                                          ---------  ---------
Net deferred income tax liability.......................................  $    (468) $    (765)
                                                                          ---------  ---------
                                                                          ---------  ---------

7.  STOCKHOLDERS' EQUITY:

TREASURY STOCK

    In December 1996, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its issued and outstanding Common Stock. During 1997, the Company purchased a total of 211,500 shares for approximately $2.5 million. These treasury shares were reissued in connection with the Suntech acquisition. During 1999, in connection with the Transline merger (Note 11) the Board of Directors rescinded the share repurchase program.

STOCK OPTION PLANS

    The Company has a stock option plan (the "1991 Plan") which provides for the issuance of both qualified and nonqualified options to purchase up to 690,000 shares of Common Stock. Options may be granted under the 1991 Plan at any time prior to December 31, 2000, and are exercisable for periods up to ten years from the date of grant. In 1994, the Company adopted an additional stock option plan (the "1994 Plan") similar to the 1991 Plan. In April 1998, the shares authorized under the 1994 Plan were increased to 2,300,000. As of December 31, 1998, a total of 4,231 shares were available for future awards under these plans.

    The following table summarizes the activity for the Company's stock option plans for the three years ended December 31, 1998.

                                                                   NUMBER OF
                                                                    SHARES           PRICE       WEIGHTED AVERAGE
                                                                 UNDER OPTION      PER SHARE      EXERCISE PRICES
                                                                 -------------  ---------------  -----------------
Options outstanding, December 31, 1995.........................       662,776   $   0.13-$16.33      $    5.54
Granted (weighted average fair value $8.11)....................        10,800   $  14.25-$20.17      $   16.54
Exercised......................................................      (155,061)  $   0.13-$10.67      $    3.02
Canceled/expired...............................................       (10,500)  $    6.25            $    6.25
                                                                 -------------  ---------------         ------
Options outstanding, December 31, 1996.........................       508,015   $   0.13-$20.17      $    6.52
Granted (weighted average fair value $4.81)....................     1,209,570   $  10.00-$17.00      $   11.31
Exercised......................................................      (125,304)  $   0.13-$20.17      $    6.90
Canceled/expired...............................................       (58,139)  $   4.00-$20.17      $    9.13
                                                                 -------------  ---------------         ------
Options outstanding, December 31, 1997.........................     1,534,142   $   0.13-$20.17      $    6.82
Granted (weighted average fair value $8.45)....................       779,100   $  14.50-$25.50      $   17.72
Exercised......................................................      (229,865)  $   0.13-$16.50      $    7.96
Canceled/expired...............................................       (63,012)  $   6.25-$25.50      $   14.54
                                                                 -------------  ---------------         ------
Options outstanding, December 31, 1998.........................     2,020,365   $   0.13-$25.50      $   13.17
                                                                 -------------  ---------------         ------
                                                                 -------------  ---------------         ------

                   OUTSTANDING AND EXERCISABLE BY PRICE RANGE
                            AS OF DECEMBER 31, 1998

                                  WEIGHTED
                                   AVERAGE
                     NUMBER       REMAINING     WEIGHTED
                   OUTSTANDING   CONTRACTUAL     AVERAGE
RANGE OF EXERCISE     AS OF         LIFE        EXERCISE    NUMBER EXERCISABLE  WEIGHTED AVERAGE
     PRICES         12/31/98        YEARS        PRICES       AS OF 12/31/98     EXERCISE PRICES
-----------------  -----------  -------------  -----------  ------------------  -----------------
$     0.13--$4.00      94,439          3.09     $    1.94           94,439          $    1.94
$    6.25--$10.00     844,176          7.73     $    9.81          383,894          $    9.67
$   10.38--$15.88     421,450          8.89     $   14.33           61,788          $   14.13
$   16.13--$25.50     660,300          9.25     $   18.34           15,900          $   16.94
                   -----------          ---    -----------         -------             ------
$    0.13--$25.50   2,020,365          8.25     $   13.17          556,021          $    9.06
-----------------  -----------          ---    -----------         -------             ------
-----------------  -----------          ---    -----------         -------             ------

EMPLOYEE STOCK PURCHASE PLAN

    In 1994, the Company adopted an Employee Stock Purchase Plan ("ESPP"). Eligible employees may contribute up to 10% of their base earnings toward the semi-annual purchase of Common Stock. Under the terms of the plan, 250,000 shares of authorized Common Stock were reserved for purchase at 85% of the fair market price at the beginning or end of each six-month offering period, whichever is lower. During 1996, employees purchased 9,124 shares at $12.18 per share and 14,582 shares at $10.20 per share. During 1997, employees purchased 11,265 shares at $10.20 per share and 12,958 shares at $10.94 per share. During 1998, employees purchased 9,870 shares at $13.49 per share and 9,990 shares at $17.19 per share. The weighted average fair value for shares purchased under the ESPP was $5.68 for 1998, $3.60 for 1997and $2.79 for 1996.

    The Company has adopted the disclosure-only provisions of SFAS No. 123 "Accounting for Stock-Based Compensation". If compensation cost for the Company's stock option and stock purchase plans had been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been the pro forma amounts indicated below:

                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
Net earnings (thousands)--pro forma..............................  $   5,132  $   6,667  $   5,633
Diluted earnings per share- pro forma............................  $    0.39  $    0.53  $    0.45
Basic earnings per share--pro forma..............................  $    0.41  $    0.54  $    0.46

    The fair value is estimated on the date of grant using the Black-Scholes option-pricing model. For 1996 grants, the following weighted-average assumptions were used: dividend yield of 0%, expected volatility of 49%; risk-free interest rate of 5.5%; and expected lives of approximately 3 years. For 1997 grants, the following weighted-average assumptions were used: a dividend yield of 0%; expected volatility of 51%; risk-free interest of 5.46%; and expected lives of approximately 3 years. For 1998 grants, the following weighted-average assumptions were used: dividend yield of 0%, expected volatility of 57%; risk-free interest rate of 4.55%; and expected lives of approximately 3 years. The effects of applying SFAS No. 123 in the proforma disclosure are not indicative of future amounts.

8.  COMMITMENTS AND CONTINGENCIES:

OPERATING LEASES

    The Company leases office space under operating leases. The Company also leases space for network equipment sites and certain office equipment under operating leases. Future annual commitments under the Company's operating leases are as follows (in thousands):

YEARS ENDING DECEMBER 31,
--------------------------------------------------------------------------------------------
1999........................................................................................             $   1,962
2000........................................................................................                 1,727
2001........................................................................................                 1,645
2002........................................................................................                 1,652
2003........................................................................................                 1,535
Thereafter..................................................................................                 9,196
                                                                                                         ---------
                                                                                                         $  17,717
                                                                                                         ---------
                                                                                                         ---------

    Rent expense for the years ended December 31, 1998, 1997, and 1996 was approximately $1,957,000, $1,555,000, and $1,433,000, respectively.

BENEFIT PLANS

    The Company has a 401(k) profit sharing plan which covers eligible employees. The Company makes discretionary matching contributions to the plan. For 1998, 1997 and 1996, the Company approved a discretionary matching cash contribution of approximately $160,000, $100,000 and $100,000, respectively (25% of each eligible employee's contribution made during each year). The Company does not offer postretirement or postemployment benefits.

SIGNIFICANT CUSTOMERS AND SUPPLIERS

    For the years ended December 31, 1998, 1997 and 1996, the Company recorded sales to significant customers, included in the Company's POS division, as follows (in thousands):

                                                                                       1998       1997       1996
                                                                                     ---------  ---------  ---------
Customer A.........................................................................  $  16,738  $  11,105  $   8,962
Customer B.........................................................................          *          *      6,244
Customer C.........................................................................          *          *          *

------------------------

*   Revenue was less than 10% of total revenue for the period.

    Certain key components used in the Company's network are currently available only from limited sources. The Company does not have long-term supply contracts with these or any other limited source vendors and purchases network equipment on a purchase order basis. The inability to obtain sufficient quantities of limited source equipment as required, or to develop alternative sources as required in the future, could result in delays or reductions in the Company's development and deployment of network equipment, which could adversely affect the Company's business, operating results and financial condition. As of December 31, 1998, the Company had commitments to purchase approximately $2.4 million in capital equipment.

9.  QUARTERLY DATA- UNAUDITED

    The following quarterly financial data has been prepared from the financial records of the Company without audit, and reflects all adjustments which, in the opinion of management, were of a normal and recurring nature and were necessary for a fair presentation of the results of operations for the interim periods presented. Quarterly information may not total to annual amounts in some cases due to rounding.

                                                                                  QUARTERS ENDED
             FOR THE YEAR ENDED DECEMBER 31, 1998               --------------------------------------------------
           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
--------------------------------------------------------------  -----------  ---------  ------------  ------------
Revenues......................................................   $  18,077   $  20,433   $   25,582    $   37,814
Gross profit..................................................       7,370       9,266       10,407        12,067
Income from operations before interest and taxes..............       1,983       3,221        3,049         2,035
Net income....................................................       1,509       2,237        2,099         1,020
Diluted earnings per share....................................   $    0.12   $    0.17   $     0.16    $     0.08
Basic earnings per share......................................   $    0.12   $    0.18   $     0.17    $     0.08

                                                                                  QUARTERS ENDED
             FOR THE YEAR ENDED DECEMBER 31, 1997               --------------------------------------------------
           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)              MARCH 31     JUNE 30   SEPTEMBER 30  DECEMBER 31
--------------------------------------------------------------  -----------  ---------  ------------  ------------
Revenues......................................................   $  13,115   $  15,444   $   17,170    $   17,615
Gross profit..................................................       5,707       6,830        7,630         7,855
Income from operations before interest and taxes..............       1,357       2,325        3,098         3,507
Net income....................................................       1,002       1,609        2,256         2,519
Diluted earnings per share....................................   $    0.08   $    0.13   $     0.18    $     0.20
Basic earnings per share......................................   $    0.08   $    0.13   $     0.18    $     0.21

10. SEGMENT INFORMATION

    The Company's reportable segments are strategic business units that offer different products and services. The Company classifies its business into four segments: The POS Division ("POS"), Telecom Services Division ("TSD"), Financial Services Division ("FSD") and the International Systems Division ("ISD"). FSD and ISD have not met the quantitative threshold for separate reporting. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from operations before amortization and depreciation. Information on the Company's business segments is presented below.

                                                                                     1998       1997       1996
                                                                                  ----------  ---------  ---------
REVENUES:
POS.............................................................................  $   67,415  $  42,565  $  36,744
TSD.............................................................................      29,480     19,609     13,891
All others......................................................................       5,011      1,170      1,656
                                                                                  ----------  ---------  ---------
    Total Revenues..............................................................  $  101,906  $  63,344  $  52,291
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
OPERATING PROFIT:
POS.............................................................................  $   17,059  $  16,191  $  14,163
TSD.............................................................................       6,638      3,010      1,084
All others......................................................................      (2,626)    (2,551)    (1,910)
                                                                                  ----------  ---------  ---------
Total...........................................................................  $   21,071  $  16,650  $  13,337
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
IDENTIFIABLE ASSETS AT YEAR END:
POS.............................................................................  $  110,607  $  15,655  $  16,026
TSD.............................................................................      21,505     14,983     15,113
All others......................................................................       7,795      2,809        578
Corporate.......................................................................      34,952     42,662     36,834
                                                                                  ----------  ---------  ---------
Total...........................................................................  $  174,859  $  76,109  $  68,551
                                                                                  ----------  ---------  ---------
                                                                                  ----------  ---------  ---------
CAPITAL EXPENDITURES:
POS.............................................................................  $   10,033  $   3,758  $   3,923
TSD.............................................................................       3,122        547        955

11. SUBSEQUENT EVENTS

    In December 1998, the Company entered into an agreement and plan of merger with Transline Communications, Inc. ("Transline"), which closed on January 13, 1999. Under the agreement the Transline shares were exchanged for approximately $4.0 million in TNS common stock, or approximately 210,000 shares of TNS common stock based upon the closing price of TNS shares ten days prior to the closing. The merger is structured to be accounted for as a pooling of interests. Unaudited pro forma revenue as if the merger had occurred at the beginning of 1998, 1997, and 1996 is approximately $105,420,000, $66,693,000 and $54,947,000, respectively.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND OFFICERS OF THE REGISTRANT

(A) IDENTIFICATION OF DIRECTORS

    The information required by this Item concerning the Company's directors is incorporated by reference from the section captioned "Election of Directors," contained in the Proxy Statement related to the Annual Meeting of Stockholders to be held on April 22, 1999 (the "Proxy Statement").

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

           DESCRIPTION
           -------------------------------------------------------------------------------------------------------------
           Report of Arthur Andersen LLP, Independent Public Accountants
           Consolidated Balance Sheets as of December 31, 1998 and 1997
           Consolidated Statements of Operations for the years ending December 31, 1998, 1997 and 1996
           Consolidated Statements of Stockholders' Equity for the years ending December 31, 1998, 1997 and 1996
           Consolidated Statements of Cash Flows for the years ending December 31, 1998, 1997 and 1996
           Notes to Consolidated Financial Statements

2. Financial Statement Schedules. The Financial Statement Schedule described below is filed as part of this report.

DESCRIPTION
---------
           Report of Arthur Andersen LLP, Independent Public Accountants
           Schedule II--Valuation and Qualifying Accounts
           (b) Reports on Form 8-K
           On November 24, 1998, the Company filed Amendment No. 1 to its Current Report on Form 8-K filed on September
           23, 1998 reporting pursuant to Item 2 the acquisition of certain assets of AT&T Corp.

    (c) Exhibits

      2.0  (a) Asset Purchase Agreement by and between the Company and Suntech Processing
           Systems, LLC dated February 27, 1998; (2)
           (b) Asset Purchase Agreement by and between the Company and OmniLink Communications
           Corporation dated July 1, 1998; (3)
           (c) Asset Purchase Agreement between AT&T Corp. and the Company dated September 10,
           1998. (4)
      3.1  Certificate of Incorporation of the Registrant, as amended. (1)
      3.2  Bylaws of the Registrant. (1)
      4.0  $75 Million Revolving Credit Facility with PNC Bank, National Association. (8)
     10.1  1991 Stock Option Plan, as amended. (1)
     10.2  1994 Stock Option Plan, as amended. (1)
     10.3  1994 Employee Stock Purchase Plan, as amended. (5)
     10.4  Deed of Lease dated September 21, 1995 between the Company and Pond Building, L.L.C.
           (6)
     23.1  Consent of Arthur Andersen LLP. (7)
      27.  Financial Data Schedule.
           (d) Financial Statement Schedules see Item (a)2 above.

------------------------

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 33-76426).

(2) Incorporated by reference to the Company's Current Report on Form 8-K, dated February 27, 1998, and as amended by Amendment No. 1, dated May 13, 1998.

(3) Incorporated by reference to the Company's Current Report on Form 8-K, dated July 15, 1998, and as amended by Amendment No. 1, dated September 14, 1998.

(4) Incorporated by reference to the Company's Current Report on Form 8-K, dated September 23, 1998, and as amended by Amendment No. 1, dated November 24, 1998.

(5) Incorporated by reference to the Company's Registration Statement on Form S-8 (Registration No. 33-85434).

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated September 30, 1995.

(7) Filed herewith.

(8) Incorporated by reference to the Company's Quarterly Report on Form 10-Q, dated September 30, 1998.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Transaction Network Services, Inc.:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Transaction Network Services, Inc. (a Delaware corporation) and subsidiaries included in this Form 10-K and have issued our report thereon dated February 10, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in item 14(a) is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                ARTHUR ANDERSEN LLP

Washington, D.C.
February 10, 1999

              TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS

DESCRIPTION                                                         Balance at      Charged to                     Balance
  Allowance for doubtful accounts                                  Beginning of      Costs and                    at End of
  (deducted from accounts receivable in thousands)                    Period         Expenses      Deductions      Period
----------------------------------------------------------------  ---------------  -------------  -------------  -----------
YEAR ENDED DECEMBER 31, 1998....................................     $     530       $      28                    $     558
YEAR ENDED DECEMBER 31, 1997....................................     $     598       $      60      $    (128)    $     530
YEAR ENDED DECEMBER 31, 1996....................................     $     432       $     491      $    (325)    $     598

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the County of Fairfax, State of Virginia, on the 15th day of March, 1999.

                                TRANSACTION NETWORK SERVICES, INC.

                                By:          /s/ JOHN J. MCDONNELL, JR.
                                     -----------------------------------------
                                               John J. McDonnell, Jr.
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

                     NAME                                           TITLE                             DATE
----------------------------------------------  ----------------------------------------------  -----------------

/s/ JOHN J. MCDONNELL, JR.                      President, Chief Executive Officer and          March 15, 1999
  --------------------------------------        Director
  John J. McDonnell, Jr.                        (Principal Executive Officer)

/s/ THADDEUS G. WEED                            Chief Financial Officer and Treasurer           March 15, 1999
  --------------------------------------        (Principal Financial Officer)
  Thaddeus G. Weed

/s/ JURGEN MANCHOT                              Director                                        March 15, 1999
  --------------------------------------
  Jurgen Manchot

/s/ WILLIAM N. MELTON                           Director                                        March 15, 1999
  --------------------------------------
  William N. Melton

                                                Director                                        March  , 1999
  --------------------------------------
  John S. McCarthy

/s/ HENRY R. NICHOLS                            Director                                        March 15, 1999
  --------------------------------------
  Henry R. Nichols

/s/ PAOLO L. GUIDI                              Director                                        March 15, 1999
  --------------------------------------
  Paolo L. Guidi

/s/ JOSEPH SQUARZINI JR.                        Director                                        March 15, 1999
  --------------------------------------
  Joseph Squarzini Jr.