Form 10-Q
period 1999-03-31
TRANSACTION NETWORK SERVICES INC
filed 1999-05-17
CIK 920231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 1999

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

                      Shares Outstanding as of May 10, 1999
               13,054,256 Shares of Common Stock, $0.01 par value

PART I -FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                  (IN THOUSANDS)

                                                      MARCH 31,       DECEMBER 31,
                                                        1999            1998
                                                      ----------      ----------
                                                     (UNAUDITED)
                                      ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                        $ 14,297        $ 12,339
      Short-term investments                              2,278           3,092
      Accounts receivable, net                           27,842          28,836
      Other current assets                                5,996           5,477
                                                      ----------      ----------
          Total current assets                           50,413          49,744
                                                      ----------      ----------
EQUIPMENT, at cost:
      Network equipment                                  53,090          47,296
      Office equipment                                    9,912           7,381
      Less - Accumulated depreciation                   (24,091)        (20,897)
                                                      ----------      ----------
                                                         38,911          33,780
                                                      ----------      ----------
INTANGIBLE ASSETS:
      Software and intangibles                           96,873          93,404
      Less - Accumulated amortization                   (11,086)         (8,989)
                                                      ----------      ----------
                                                         85,787          84,415
                                                      ----------      ----------
OTHER  ASSETS                                             1,869           1,142
LONG-TERM INVESTMENTS                                     3,404           3,404
INVESTMENT IN UNCONSOLIDATED AFFILIATE                    2,467           2,374
                                                      ----------      ----------
          Total assets                                $ 182,851       $ 174,859
                                                      ----------      ----------
                                                      ----------      ----------

                       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses            $ 30,425        $ 28,532
LONG-TERM DEBT                                           60,358          59,325
OTHER                                                       576             402
MINORITY INTEREST                                         2,406           2,423
                                                      ----------      ----------
          Total liabilities                              93,765          90,682
                                                      ----------      ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY :
      Common stock, $0.01 par value, 20,000 shares authorized,
          13,019 and 12,803 shares issued, respectively     130             128
      Additional paid-in capital                         61,673          57,487
      Unearned compensation                                  (9)            (16)
      Retained earnings                                  27,550          26,523
      Foreign currency translation                         (258)             55
                                                      ----------      ----------
          Total stockholders' equity                     89,086          84,177
                                                      ----------      ----------
          Total liabilities and stockholders' equity  $ 182,851       $ 174,859
                                                      ----------      ----------
                                                      ----------      ----------

  The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                 ------------------------------------
                                                       1999                 1998
                                                 ---------------      ---------------
Revenues                                            $ 38,165             $ 18,077
Cost of network services                              25,935               10,707
                                                 ---------------      ---------------
Gross profit                                          12,230                7,370
                                                 ---------------      ---------------

Other operating expenses:
        Engineering & development                      1,492                1,027
        Selling, general & administrative              4,133                2,515
        Depreciation                                   2,442                1,394
        Amortization of intangibles                    2,079                  451
                                                  ---------------      ---------------
Total other operating expenses                        10,146                5,387
                                                  ---------------      ---------------

Income from operations before provision for
        income taxes, equity in earnings of
        affiliate and minority interest                2,084                1,983
Interest expense                                        (952)                   -
Interest income and other                                419                  491
                                                  ---------------      ---------------
Income before provision for income taxes               1,551                2,474

Provision for income taxes                               634                  965

Equity in earnings of unconsolidated affiliate            93                    -
Minority interest in net loss of
 consolidated subsidiary                                  17                    -
                                                  ---------------      ---------------
Net income                                           $ 1,027              $ 1,509
                                                  ---------------      ---------------
                                                  ---------------      ---------------

 Diluted earnings per common share                    $ 0.08               $ 0.12
                                                  ---------------      ---------------
                                                  ---------------      ---------------

 Basic earnings per common share                      $ 0.08               $ 0.12
                                                  ---------------      ---------------
                                                  ---------------      ---------------

 Weighted average shares - diluted                    13,570               12,973
                                                  ---------------      ---------------
                                                  ---------------      ---------------

 Weighted average common shares - basic               12,986               12,389
                                                  ---------------      ---------------
                                                  ---------------      ---------------

 The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                               THREE MONTHS
                                                              ENDED MARCH 31,
                                                           1999           1998
                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                           $ 1,027        $ 1,509
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                      4,521          1,845
         Stock option compensation                              7              7
         Equity in earnings of unconsolidated affiliate       (93)             -
         Loss applicable to minority interest                 (17)             -
         Loss on disposals                                    145              -
     Changes in assets and liabilities, net of impact of
         acquisitions:
            Accounts receivable                             1,299         (1,424)
            Other current assets                             (351)          (608)
            Other assets and liabilities                      143             54
            Accounts payable and accrued expenses             821          1,808
                                                           ---------    ---------
                Net cash provided by operating activities   7,502          3,191
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of equipment                            (5,380)        (3,409)
         Purchases of intangible assets                         -             (7)
         Acquisition, net of cash acquired                   (217)       (12,243)
         Maturities of short-term investments                 814          4,675
         Purchases of long-term investments                     -         (1,006)
                                                          ---------    ---------
            Net cash used in investing activities          (4,783)       (11,990)
                                                          ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from options and employee stock
            purchase plan                                      28            325
         Repayment of long-term debt                         (476)             -
                                                          ---------    ---------
            Net cash (used in) provided by
               financing activities                          (448)           325
                                                          ---------    ---------
EFFECT OF EXCHANGE RATE CHANGES ON CASH                      (313)           (55)
NET  INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                     1,958         (8,529)
CASH AND CASH EQUIVALENTS, beginning of period             12,339         18,516
                                                          ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                  $14,297      $   9,987
                                                          ---------    ---------
                                                          ---------    ---------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
         Cash paid for income taxes                       $     -      $     638
                                                          ---------    ---------
                                                          ---------    ---------
         Cash paid for interest                           $   952      $      -
                                                          ---------    ---------
                                                          ---------    ---------
         Fair value of assets acquired                    $ 7,012      $   9,639
         Less:  cash paid, net                               (217)       (12,243)
                    value of stock issued                  (4,160)        (5,250)
                                                          ---------    ---------
                                                          ---------    ---------
         Liabilites assumed                               $ 2,635      $   2,146
                                                          ---------    ---------
                                                          ---------    ---------

  The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

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

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.


2. ACQUISITIONS AND OTHER ASSETS

SUNTECH PROCESSING SYSTEMS, LLC

         On February 27, 1998, the Company acquired certain assets and assumed certain liabilities of SunTech Processing Systems, LLC ("SunTech"), a Texas limited liability company. The total consideration paid after arm's-length negotiations was $17.5 million, composed of (a) $12.25 million in cash, and (b) 287,474 shares of the Company's common stock valued at $5.25 million. Prior to the acquisition, SunTech was primarily engaged in the business of providing transaction processing services for automated teller machines ("ATMs") and developing additional communications technologies for ATMs. The Company acquired SunTech's dial-up ATM transaction processing segment (the "Processing Business") and SunTech's proprietary host-interface processing ("HIP") technology segment, which allows for leased line ATMs to be converted into dial-up ATMs. On July 23, 1998, the Company sold the Processing Business for $6.0 million in cash and other assets.

         The SunTech acquisition is being accounted for as a purchase. Amounts allocated to intangible assets (including customer contracts, non-compete agreements, software and goodwill) in the purchase accounting are being amortized on a straight-line basis over periods ranging from 2 to 10 years.

SWITCHTRAN LIMITED

         In April 1998, the Company, through its majority owned Irish subsidiary Transaction Network Services Limited ("TNSL"), acquired a 50% interest in Atos Ireland Limited for approximately $1.9 million. Atos Ireland Limited has been renamed Switchtran Limited ("Switchtran"). Switchtran provides processing services, primarily for cash withdrawals, made from a network of ATM's located throughout Ireland. Since the acquisition, Switchtran has been accounted for under the equity method of accounting. Prior to the acquisition, Atos Ireland Limited was a wholly-owned subsidiary of Sligos Payment Services PLC ("SPS"), which in turn is a majority-owned subsidiary of the Atos Group, a computer services company based in France. Under the terms of the acquisition, SPS was granted an option to sell its 50% interest in Switchtran to TNSL for no more than $1.9 million prior to March 31, 1999. SPS has notified the Company that it has elected to exercise its option and the parties are in the process of determining the put price. Accordingly, the Company will consolidate the results of Switchtran with TNSL from the effective date of exercise of the put option.

OMNILINK COMMUNICATIONS CORPORATION

         On July 1, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of OmniLink Communications Corporation ("OmniLink"), a Michigan corporation. OmniLink develops, manufactures and markets modems and ISDN terminal adaptors for electronic commerce, Internet access, telecommuting and advanced office communications. The Company has transferred its dial-up modem technology acquired from SunTech to OmniLink. The consideration paid to OmniLink, after arm's-length negotiations, was $2.5 million which was composed of (a) approximately $600,000 in cash, plus direct acquisition costs, and (b) approximately $1.9 million by cancellation of a note payable from OmniLink to the Company.

         The OmniLink acquisition is being accounted for as a purchase. Amounts allocated to intangible assets (goodwill) in the purchase accounting are being amortized on a straight-line basis over a period of 10 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment, should new or additional facts about the business become known.

AT&T CORP.'S TRANSACTION ACCESS SERVICE

         On September 10, 1998, the Company acquired from AT&T Corp. ("AT&T") the right to provide services under certain customer service contracts relating to AT&T's Transaction Access Service ("TAS") as well as certain equipment used by AT&T in furnishing this service. The consideration paid for these assets after arm's-length negotiations was approximately $64.3 million in cash, plus direct acquisition costs. The source of the funds used to acquire these assets was a revolving credit facility (the "Revolver") obtained in connection with this transaction. The Revolver provides for unsecured LIBOR or base rate borrowings at the Company's option. A margin is added to the applicable LIBOR or base rate based upon the Company's ratio of total debt to annualized operating cash flow, as defined in the agreement. The interest rate at March 31, 1999 was 6.20% and the weighted-average interest rate for the three-month period ended March 31, 1999 was 6.08%. The LIBOR loan outstanding at March 31, 1999 expires in May 1999 and the Revolver matures in September 2001. Fair value approximated book value at March 31, 1999 due to the short-term maturity of the amount outstanding. The Company has been purchasing and will continue to purchase communication and other transitional services from AT&T until the TAS customers are migrated from the TAS network to the TNS network.

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

TRANSLINE COMMUNICATIONS, INC.

         In December 1998, the Company entered into an agreement and plan of merger with Transline Communications, Inc. ("Transline"), which closed on January 13, 1999. Transline's core business is comprised of managed private, secure voice and data services provided to financial institutions in connection with futures, options, and commodities trading. Under the agreement the Transline shares were exchanged for approximately $4.1 million in TNS common stock, or 207,529 shares of TNS common stock based upon the closing price of TNS shares ten days prior to the closing. An additional 5,112 share were issued as consideration for certain transaction fees.

         The Transline acquisition is being accounted for as a purchase. Amounts allocated to intangible assets (including customer contracts and goodwill) in the purchase accounting are being amortized on a straight-line basis over periods ranging from 5 to 15 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment, should new or additional facts about the business become known.

         The unaudited pro forma information set forth below gives effect to the SunTech, OmniLink, TAS and Transline transactions as though each had occurred on January 1, 1998. The results of Transline for the period from January 1, 1999 until closing on January 13, 1999 were not material. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, 000's omitted):

                                             Three-Months Ended
                                               March 31, 1998
                                             -------------------
         Revenues                                  $33,185
         Net income                                  2,635
         Diluted earnings per share                  $0.20
         Basic earnings per share                    $0.21

AMNEX, INC.

         On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases used to provide fraud control and billing validation services. The transaction also included a ten-year exclusive service agreement and other agreements. The Company paid approximately $1.5 million in cash for these assets.

         In December 1997, the Company entered into a consulting agreement with AMNEX in exchange for certain revisions made to the exclusive service agreement. The consulting agreement required an initial payment of approximately $180,000 and monthly payments of approximately $33,000 through June 30, 2002. The consulting agreement provided that, in the case of a material breach by AMNEX, the remaining monthly payments become immediately due and payable as liquidated damages. In May 1998, the Company delivered a notice of default to AMNEX for non-payment of fees under the exclusive service agreement and consulting agreement. On July 29, 1998, the Company filed arbitration proceedings with the American Arbitration Association against AMNEX. In January 1999, prior to the commencement of the arbitration proceedings, the parties entered into a settlement agreement. The settlement agreement required AMNEX to pay $530,000 of accounts receivable, which was collected in 1999. AMNEX further agreed to pay the Company $1.7 million, with interest, in 24 equal monthly installments of approximately $79,000 beginning in March 1999. The monthly payments are to be made directly to the Company from AMNEX's billing agent and approximately $255,000 was paid in 1999. As of March 31 1999, the Company has intangible assets related to AMNEX of approximately $900,000. In May 1999, AMNEX filed for bankruptcy protection. The Company is currently evaluating the potential impairment to the fair value of these assets but cannot determine the impairment, if any, at this time. Any adjustment to the book value of these assets due to the inability to collect amounts due TNS from the settlement would result in a non-cash accounting charge.

3.       EARNINGS PER SHARE

             The following reconciles the shares used in the calculations of basic and diluted earnings per share:

                                                   Three Months Ended
                                                        March 31,
                                                1999                1998
                                              ----------         -----------
Weighted average shares outstanding-basic     12,985,934          12,389,232
Dilutive effect of stock options                 584,124             584,159
                                              ----------          -----------
Weighted average shares - dilutive            13,570,058          12,973,391
                                              ----------          -----------
Diluted earnings per share                         $0.08               $0.12

Basic earnings per share                           $0.08               $0.12


4.  COMPREHENSIVE INCOME

              The total of net income and all other nonowner changes in equity consists of (unaudited, 000's omitted):


                                                    Three Months Ended
                                                         March 31,
                                                   1999              1998
                                                 ---------        ----------
      Net Income                                  $1,027            $1,509
      Other Comprehensive Income:
              Currency Translation                  (313)              (55)
                                                 ---------        ----------
      Comprehensive Income                        $  714            $1,454
                                                 ---------        ----------


5.    RECENT AUTHORITATIVE PRONOUNCEMENTS

         In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once certain capitalization criteria are met. SOP 98-1 was effective January 1, 1999. The Company capitalized approximately $600,000 of software costs in the three-month period ended March 31, 1999 under SOP 98-1. These costs will be amortized over the useful lives of the related projects once completed, presently expected to be five years. In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments including instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt Statement No. 133 on January 1, 2000. Statement No. 133 will not be applied retroactively to the financial statements of prior periods. The Company has not yet determined the impact of adopting Statement No. 133.

6.       SEGMENT INFORMATION

         The Company's reportable segments are strategic business units that offer different products and services. The Company classifies its business into four segments: the POS Division ("POS"), Telecom Services Division ("TSD"), Financial Services Division ("FSD") and the International Systems Division ("ISD"). FSD and ISD have not met the quantitative threshold for separate reporting. The accounting policies for the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based upon income from operations before amortization and depreciation. Interim information on the Company's business segments is presented below:

                                          MARCH 31, 1999         MARCH 31, 1998
                                          --------------         --------------
Revenue:
--------
POS                                           $27,630                $10,981
TSD                                             7,860                  6,541
All others                                      2,675                    555
                                          --------------         --------------
     Total Revenue                            $38,165                $18,077
                                          --------------         --------------

Operating profit:
-----------------
POS                                            $4,249                 $3,215
TSD                                             2,715                  1,392



                                          MARCH 31, 1999         MARCH 31, 1998
                                          --------------         --------------

All others                                       (359)                  (779)
                                          --------------         --------------
     Total                                     $6,605                 $3,828
                                          --------------         --------------


Item 2.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain information included in this document may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's long standing relationships with major customers and vendors, the Company's ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the extent to which acquired businesses and assets are able to meet the Company's expectations and operate profitably, technological and customer related issues associated with the migration of acquired businesses to the Company's networks and infrastructure, the impact of future revisions to the cost of the Company's network services under the Telecommunications Act of 1996, the impact of the agreement with AT&T for providing communication and other services during the transition of the TAS business to the Company's network, competition, technological change, the ability to develop new services, dependence on proprietary rights, dependence on key employees, changes in government regulation, the impact of the Year 2000 issue, seasonality and fluctuations in quarterly results. In addition, the Company is subject to risks and uncertainties that affect the technology sector generally including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward looking statements, all of which are expressly qualified by the foregoing.

RESULTS OF OPERATIONS

REVENUES

         Total revenues increased by 111% to $38,165,000 for the three month period ended March 31, 1999 from $18,077,000 for the same period in 1998.

         POS services revenue increased by 152% to $27,630,000 from $10,981,000 for the three months ended March 31, 1999 versus the comparable period in 1998. The growth in POS services revenue resulted primarily from the transaction volume and associated $13.2 million of revenue related to the acquisition of AT&T Corp's ("AT&T") Transaction Access Service ("TAS") as well as an increase in transaction volume and associated revenue from the Company's historical POS customers. POS transaction volume increased by 134% to 1.4 billion transactions for the first quarter of 1999 from 599 million transactions in the first quarter of 1998. POS revenue per transaction was $0.018 for the three months ended March 31, 1999 and $0.016 for the comparable period in 1998. The increase in revenue per transaction is primarily attributed to the TAS acquisition as the revenue per transaction under the TAS contracts is approximately $0.019, which is greater than the Company's average revenue per transaction of its historical POS customers of $0.016. Future average revenue per POS transaction will depend on the relative contribution to total transaction volume from each of the Company's sources of POS transactions and competitive factors.

         Telecommunications services revenue increased by 20% to $7,860,000 from $6,541,000 for the three months ended March 31, 1999 versus the comparable period in 1998. The growth in revenue was primarily due to growth in queries processed for the Company's telecommunications customers and from an increase in other telecommunications services revenues, including revenues from the Company's LEConnect, SS7 and local number portability services.

         Financial Services Division revenue increased by 531% to $1,471,000 for the three months ended March 31, 1999 versus $233,000 for the same period in 1998. The growth in revenue was due to growth in the number of customers and the associated connections to the Company's financial services network and from approximately $765,000 in revenues associated with the January 1999 Transline acquisition.

         International revenue increased by 274% to $1,204,000 in the first quarter of 1999 compared to $322,000 for the same period in 1998. The increase is due to increases in royalties, software license fees, equipment sales and revenue associated with the September 1, 1998 formation of Transaction Network Services (UK) Limited ("TNSUK"). TNSUK utilizes the Company's network technology, along with technology acquired in the acquisition of certain assets of SunTech and OmniLink, to provide point-of-sale and other transaction services in the United Kingdom. TNSUK contributed $946,000 of revenue for the first quarter of 1999.


COST OF NETWORK SERVICES AND GROSS PROFIT

        Cost of network services increased by 142% to $25,935,000 for the first quarter of 1999 from $10,707,000 for the first quarter of 1998. This growth resulted primarily from increases in communication and usage charges resulting from increased transaction and query volumes, including transactions associated with the TAS acquisition. Gross profit represented approximately 32% of total revenues for the first quarter of 1999 compared to 41% for the first quarter of 1998. The decrease in gross profit as a percentage of total revenues is largely attributed to the transitional communications services rates associated with the TAS acquisition and the Company's efforts to accommodate the TAS traffic. These efforts included increases in headcount and network capacity, each of which increased the cost of network services. The Company has experienced, and will continue to incur, a cost of network services above historical levels while the TAS transactions remain on the TAS network. The decrease in gross margin percentage was also attributed to costs associated with the Company's expansion of its own on-network "800" access service and the impact of certain fixed charges instituted in the third phase of Access Reform. Except for capital expenditures and capitalizable software costs, the Company expenses all of its network expansion and operating costs as they are incurred.

         In connection with the TAS acquisition, the Company entered into an arrangement where the Company purchases transitional communication services and other transitional services from AT&T (the "Transition Services Agreement"). The cost of network services associated with the TAS transactions is determined by the Transition Services Agreement until the TAS customers are migrated from the TAS network to the Company's network. These transitional communication services rates and the rates for other transitional services increase at specified periods, which will further reduce the gross margin for those transactions which remain on the TAS network. The Company also entered into a communication services agreement with AT&T (the "Communication Services Agreement") to provide "800" services and other communication services. The rates provided for in the Transition Services Agreement are significantly greater than the rates the Company separately negotiated with AT&T under the Communication Services Agreement, the rates the Company has contracted with its other vendors, and the rates incurred when utilizing the Company's own network. Accordingly, the Company has experienced, and will continue to incur, a cost of network services above historical levels while these transactions remain on the TAS network. Once a TAS customer is transitioned off of the TAS network and onto the Company's network, the cost per transaction is determined by the rates included in the Communication Services Agreement with AT&T, the Company's service agreements with other vendors, and the costs associated with the Company's own network. The cost per transaction ultimately depends upon which network is utilized to carry the associated transactions.

         The ultimate impact of the transitional rates for communications and other services and the Company's ability to successfully transition the TAS customers from the TAS network to its network facilities is dependent upon many factors. These factors include, among others: the Company's ability to increase capacity on its network, customer cooperation including providing the necessary customer resources to assist in the transition effort, successful coordination with the vendors required to provide necessary network equipment and capacity, the cooperation of AT&T, the ability of the Company to develop and test the software and equipment necessary to accommodate the significant increase in transaction volume, and the ability of the Company to develop and test the software and equipment necessary to accommodate transaction protocols not previously carried by the Company's network. The Company expects to transition the remaining TAS customers to its network no later than the second quarter of 1999. However, there are many variables involved in the transition process including those that are outside of the Company's control and certain variables are unknown at this time. As a result, there can be no assurance that the transition will be completed in this time frame.

         The Company carried approximately 15% of the TAS transactions on its network for the first quarter of 1999. On March 31, 1999, approximately 70% of the TAS transactions were transitioned off of the TAS network and onto the Company's network facilities. As of April 30, 1999 approximately 85% of the TAS transactions were transitioned off of the TAS network and onto the Company's network facilities.

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

         During 1998 and 1999, the Company significantly expanded its backbone and access network capacity in order to ensure adequate capacity and appropriate network architecture for expected significant increases in network traffic primarily related to the TAS acquisition, but to also accommodate increasing volumes from its base business. These costs included the Company's continued investment in the expansion of its own on-network "800" access service. The installation costs of "800" service are significantly more expensive compared to installation costs for its "950" access services. The Company considers the availability of its own on-network "800" access service necessary to continue to increase transaction volumes on its network and to increase its gross margins. The Company's own on-network "800" access service is expected to provide the Company with an opportunity to offer more competitive pricing due to the lower variable cost per transaction. Management also believes that the Company's own "800" access service reduces a barrier to entry in obtaining additional transaction volumes from the Company's existing customers and from new customers. The Company's own "800" access service facilitates the customers' conversion to the Company's network from another service provider because an "800" terminal may be switched to the TNS "800" service utilizing "800" portability at virtually no cost to the customer. The costs of establishing an "800" access service are expected to negatively impact gross margins until the installation costs are offset by an increase in transaction volumes. After a certain transaction volume level, the Company believes that gross margins will increase due to a significantly lower variable cost per transaction from the Company's own "800" access service versus the variable cost charged by third party service providers. The Company's own "800" access service also reduces the Company's reliance upon these third party service providers.

         Future gross profit margin percentages depend on a number of factors including the ability to successfully complete the migration of the TAS transactions from the TAS network and onto the Company's network in a timely manner, total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the success of the Company's new service offerings including recent acquisitions, the timing and extent of the Company's network expansion, including it own "800" access service, and the timing and extent of any network cost reductions. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin since significant portions of network costs are fixed costs. As a result, maintaining historical gross margin levels depends in part on growth in transaction volume generating economies of scale. The Company believes that its gross margin percentage in the second quarter and remainder of 1999 will be greater than the percentage experienced in the first quarter of 1999 primarily due to the transition of the TAS transactions to the Company's network facilities and off of the TAS network.

ENGINEERING AND DEVELOPMENT EXPENSES

         Engineering and development ("E&D") expense increased by 45% to $1,492,000 for the first quarter of 1999 from $1,027,000 for the first quarter of 1998. E&D expenses increased primarily from an increase in employees and related expenses required to support the Company's revenue growth and from employees and related costs associated with the OmniLink acquisition. E&D expenses represented approximately 4% of revenues for the first quarter of 1999 and 6% for the first quarter of 1998. This decrease is due to an increase in revenues, primarily associated with the TAS acquisition, without a corresponding proportional increase in E&D expenses and the capitalization of approximately $600,000 of software costs in the first quarter of 1999. Effective January 1, 1999 the Company was required to adopt Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). Under SOP 98-1 the Company was required to capitalize internal computer software costs that the Company has historically expensed as incurred. SOP 98-1 was applied to all projects in progress upon the initial application of the SOP. A significant percentage of the Company's historical E&D expenses have related to costs that are now required to be capitalized under SOP 98-1. Accordingly, the Company expects SOP 98-1 to have a material impact by reducing the Company's 1999 E&D expenses.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by 64% to $4,133,000 for the first quarter of 1999 from $2,515,000 for the first quarter of 1998. SG&A expenses increased primarily from an increase in employees and related expenses required to support the Company's revenue growth and from employees and related costs associated with the OmniLink acquisition. SG&A expenses represented 11% of revenues in 1999 and 14% of revenues for 1998. This decrease is due to an increase in revenues, primarily associated with the TAS acquisition, without a corresponding proportional increase in SG&A expenses.

 DEPRECIATION

         Depreciation expense increased by 75% to $2,442,000 for the first quarter of 1999 from $1,394,000 for the first quarter of 1998. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support the growth in the Company's business. Depreciation expense represented 6% of revenues for the first quarter of 1999 and 8% of revenues for the first quarter of 1998. This decrease is due to an increase in revenues, primarily associated with the TAS acquisition, without a corresponding proportional increase in depreciation expenses due to leveraging of the Company's network.

         The Company purchased approximately $5.4 million of equipment for the first quarter of 1999. While certain of the Company's network equipment will become fully depreciated in 1999, depreciation expense is expected to increase in absolute dollars due to the deployment of the equipment necessary to support the TAS acquisition, and to a lesser extent, due to the Company's plans for international network expansion.

AMORTIZATION OF INTANGIBLES

         The amortization of intangible assets increased by 361% to $2,079,000 for the first quarter of 1999 from $451,000 for the first quarter of 1998. The increase is attributable to the amortization of intangible assets associated with the TAS, SunTech, OmniLink, and Transline transactions. Currently, amortization expense is expected to be approximately $2.1 million per quarter over the next several years with approximately $1.1 million of this amount relating to the TAS acquisition. The purchase of Switchtran is expected to further increase amortization expense by approximately $75,000 per quarter.

         On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases used to provide fraud control and billing validation services. The transaction also included a ten-year exclusive service agreement and other agreements. The Company paid approximately $1.5 million in cash for these assets. In December 1997, the Company entered into a consulting agreement with AMNEX in exchange for certain revisions made to the exclusive service agreement. The consulting agreement required an initial payment of approximately $180,000 and monthly payments of approximately $33,000 through June 30, 2002. The consulting agreement provided that, in the case of a material breach by AMNEX, the remaining monthly payments become immediately due and payable as liquidated damages. In May 1998, the Company delivered a notice of default to AMNEX for non-payment of fees under the exclusive service agreement and consulting agreement. On July 29, 1998, the Company filed arbitration proceedings with the American Arbitration Association against AMNEX. In January 1999, prior to the commencement of the arbitration proceedings, the parties entered into a settlement agreement. The settlement agreement required AMNEX to pay $530,000 of accounts receivable, which was collected in 1999. AMNEX further agreed to pay the Company $1.7 million, with interest, in 24 equal monthly installments of approximately $79,000 beginning in March 1999. The monthly payments are to be made directly to the Company from AMNEX's billing agent and approximately $255,000 was paid in 1999. As of March 31 1999, the Company has intangible assets related to AMNEX of approximately $900,000. In May 1999, AMNEX filed for bankruptcy protection. The Company is currently evaluating the potential impairment to the fair value of these assets but cannot determine the impairment, if any, at this time. Any adjustment to the book value of these assets due to the inability to collect amounts due TNS from the settlement would result in a non-cash accounting charge.

INTEREST EXPENSE AND INTEREST INCOME

         Net interest resulted in an expense of $533,000 for the first quarter of 1999 compared to interest income of $491,000 for the first quarter of 1998. The Company incurred approximately $952,000 of interest expense in the first quarter of 1999 primarily associated with borrowings made in connection with the TAS acquisition.

INCOME TAXES

         The effective tax rate increased from 39% for the first quarter of 1998 to 41% for the first quarter of 1999. The increase is the result of an increase in the losses incurred by the Company's international operations (before minority interests and equity in earnings of unconsolidated affiliate) from approximately $247,000 for the first quarter of 1998 to approximately $323,000 for the first quarter of 1999. The Company has not recorded a tax asset for these losses due to the brief operating history of the Company's international operations, including TNSL and TNSUK. If TNSL becomes profitable, TNSL may cause a reduction in the effective tax rate due to a lower effective tax rate in Ireland than in the United States.


EARNINGS PER SHARE

         Diluted and basic earnings per share decreased by 50% to $0.08 for the first quarter of 1999 from $0.12 for the first quarter of 1998. The weighted-average number of shares outstanding used to calculate basic and diluted earnings per share increased by 5% for the first quarter of 1999 from the first quarter of 1998. The weighted-average number of basic shares outstanding increased primarily because of 287,474 shares issued on February 27, 1998, in connection with the SunTech acquisition and from the issuance of approximately 212,641 shares in connection with the January 13, 1999 Transline acquisition. The weighted-average number of shares outstanding used to calculate diluted earnings per share further increased because of an increase in outstanding options for the Company's common stock.

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

         The Company's internal systems include both information technology ("IT") and non-IT systems. The Company has completed a baseline assessment of its material internal IT systems (including both its own software products and third party software and hardware technology) and its non-IT systems (such as security systems, building equipment, and embedded micro-controllers) and is beginning implementation (including remediation, upgrading, and replacement). At this time the cost of replacement systems and modifications is not expected to be material and has been incorporated into system upgrades scheduled to take place in 1999. The Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems.

         To the extent that the Company is not able to test the technology provided by its vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Compatible. Not all of the Company's significant vendors and third parties have provided the Company with Year 2000 compatibility statements. Despite the Company's testing and whatever assurances the Company may receive from developers of products incorporated into the Company's products and service offerings, the Company's products and service offerings may contain undetected errors or defects associated with Year 2000 date functions. Based upon its assessment and testing to date, the Company believes that its mission-critical applications, including its networks and computer systems which execute primary business processes are Year 2000 Compatible, however, there can be no assurances that the Company has identified every factor or component which may render its product or service not Year 2000 Compatible. The Company has completed its identification and assessment with respect to mission-critical applications, networks and systems. Remediation and testing is well under way with respect to mission-critical applications, networks and systems. The Company has targeted Year 2000 compatibility for its mission-critical networks, applications and systems for on or before July 1, 1999. The full deployment of necessary software throughout the Company's networks and systems is targeted for no later than October 1999. Known or unknown errors or defects in the Company's products or service offerings could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could impair the Company's finances or business prospects.

         The Company is aware that Switchtran, a 50% owned joint venture through TNSL, is providing service through a processing platform that is currently not Year 2000 Compatible. The joint venture arrangement and the related agreements also include provisions which require the joint venture partner, who is also a service provider to Switchtran, to either develop a new processing platform which is Year 2000 Compatible or modify the existing platform to be Year 2000 Compatible. The joint venture partner has informed the Company that it has devoted adequate resources to both of these alternative projects so that at least one will be in place by the Year 2000. Based upon the assurances and representations of the joint venture partner, the Company believes that at a minimum, the modifications to the existing Switchtran platform will be completed by September 30, 1999, however, there can be no assurances that either the new processing platform or the modifications to the existing platform will be completed by this target date or that Switchtran's customers will not seek an alternative service provider while these alternatives are implemented.

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

LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 1999, the principal sources of liquidity were cash and cash equivalents of $14,297,000, short-term investments of $2,278,000 and availability under the Revolver. At March 31, 1999, approximately $3.3 million of cash and cash equivalents were held by TNSUK and TNSL - majority owned subsidiaries. Non-marketable securities were approximately $3.7 million at March 31, 1999. The Company invests in non-marketable securities after consideration of the financial condition of the borrower and the overall business relationship. Non-marketable securities mature on the following dates, $300,000 in 1999, $350,000 in 2000, $150,000 in 2001, $600,000 in 2002 and $2.3 million in 2005.

         In March 1999, due to market conditions, the Company and the Company's primary lender agreed to temporarily reduce the Revolver from $75 million to $62 million until June 30, 1999 while the primary lender seeks an additional bank to participate in the syndication. Should an additional bank elect to participate in the syndication, the Revolver will be increased to its previous $75 million limitation. If an additional bank is not located, it is expected that the Revolver will be permanently reduced to $60 million. In April 1999, the Company paid $5.0 million of the $59.3 million outstanding under the Revolver. Accordingly, the current amount available for additional borrowings under the Revolver is approximately $7.7 million. Amounts due to AT&T for transitional services while the TAS customers remained on the TAS network were approximately $15.4 million at March 31, 1999 and $12.0 million is of this amount is due in May 1999. The Company anticipates borrowing the amount available under the Revolver in May 1999 to primarily fund its obligation to AT&T and its international and network expansion.

         Net cash provided by operating activities for the first quarter of 1999 was $7,502,000 and was $3,191,000 for the first quarter of 1998. The increase is primarily related to an increase in depreciation and amortization. Additionally, accounts receivable, accounts payable and accrued expenses provided $2.1 million of cash for the first quarter of 1999 versus $384,000 for the first quarter of 1998.

         Investing activities used $4,783,000 for the first quarter of 1999, as compared to a use of $11,990,000 for the first quarter of 1998. In the first quarter of 1998, the Company paid $12,243,000 for the acquisition of SunTech. In the first quarter of 1999, the Company acquired Transline Communications, Inc. for approximately $4.1 million through the issuance of 212,641 shares of TNS common stock and paid $217,000 in acquisition costs in cash. The Company purchased $5,380,000 of equipment the in first quarter of 1999 up from $3,409,000 in the first quarter of 1998. The increase was primarily due to purchases to increase network capacity related to the TAS acquisition and transaction increases from existing customers, the expansion of the Company's "800" network and the capital expenditure requirements of new service offerings.

         The Company's joint venture partner in Switchtran has notified the Company that it intends to exercise its right to sell their 50% interest to TNSL at a maximum of approximately $1.9 million. The parties are in the process of determining the sales price, pursuant to the put option. It is expected that the sales price will be funded through funds currently available at TNSL and Switchtran. The net proceeds from the maturities of short and long-term investments were $814,000 for the first quarter of 1999 and $3,669,000 for the first quarter of 1998.

         Financing activities used $448,000 for the first quarter of 1999, as compared to providing $325,000 for the first quarter of 1998. The Company repaid $476,000 of debt obligations assumed in the Transline acquisition in the first quarter of 1999. Proceeds from the exercise of stock options and the Company's employee stock purchase plan were $28,000 for the first quarter of 1999 and $325,000 for the first quarter of 1998.

         The Company believes that its existing cash, investment balances, availability under the Revolver, and cash flows generated by operations will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

NEW ACCOUNTING STANDARDS

         In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once certain capitalization criteria are met. SOP 98-1 was effective January 1, 1999. The Company capitalized approximately $600,000 of software costs in the three-month period ended March 31, 1999 under SOP 98-1. These costs will be amortized over the useful lives of the related projects, presently five years. In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments including instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company will be required to adopt Statement No. 133 on January 1, 2000. Statement No. 133 will not be applied retroactively to the financial statements of prior periods. The Company has not yet determined the impact of adopting Statement No. 133.

INFLATION

         Inflation is not a material factor affecting the Company's business and has not had a significant effect on the Company's operations to date.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no financial instruments entered into for trading purposes. The Company's primary market risk exposure is related to its marketable and non-marketable securities, put and call arrangements with the minority shareholders of its international subsidiaries and affiliates, foreign currency exposure related to its international operations and its Revolver. The Company places its marketable security investments in instruments that meet high credit quality standards as specified in the Company's investment policy guidelines. Marketable securities were approximately $2.3 million at March 31, 1999, all of which mature in less than one year. The Company invests in non-marketable securities after consideration of the financial condition of the borrower and the overall business relationship. Non-marketable securities were approximately $3.7 million at March 31, 1999. Non-marketable securities mature on the following dates, $300,000 in 1999, $350,000 in 2000, $150,000 in 2001, $600,000 in 2002
and $2.3 million in 2005. Management believes that providing its minority shareholders, who generally also serve as employees of the subsidiary or affiliate, with an equity interest better aligns the minority owners' interests with that of the Company. The Company has entered into put and call arrangements with the minority owners of its international subsidiaries and affiliates since the Company generally prefers to ultimately own 100% of its international operations. The Company has not entered into foreign currency exchange forward contracts or derivative arrangements. The Company is exposed to foreign exchange rate fluctuations as the financial results of foreign operations are translated into U.S. dollars. The effect of foreign exchange rate fluctuations has not been material. Because foreign exchange exposure to these fluctuations increases with the size and scope of the Company's foreign operations, the Company is anticipating entering into a hedging program in 1999.

         The Revolver provides for unsecured LIBOR or base rate borrowings at the Company's option. A margin is added to the applicable LIBOR or base rate based upon the Company's ratio of total debt to annualized operating cash flow, as defined in the agreement. The interest rate at March 31, 1999 was 6.20% and $59.325 million was outstanding. The weighted-average interest rate for the three-month period ended March 31, 1999 was 6.08%. LIBOR loan maturities range from 30 to 180 days. The LIBOR loan outstanding at March 31, 1999 expires in May 1999. Fair value approximated book value at March 31, 1999 due to the short-term maturity of the amount outstanding. Interest on LIBOR loans is paid at expiration or, for loans with an original maturity of greater than 90 days, both at 90 days from inception and on expiration. Interest on base rate loans is paid on March 31, June 30, September 30, and December 31. The Revolver matures in September 2001 and is subject to annual renewals thereafter. Borrowings may be repaid at any time without penalty subject to minimum repayment amounts.

         The table below provides information about the Company's put and call arrangements.


PUT AND CALL                                                                                     CALL
ARRANGEMENTS                                                        PUT           PUT           EXERCISE     CALL          CALL
  ENTITY                            PUT EXERCISE PERIOD           AMOUNT       CURRENCY         PERIOD     AMOUNT       CURRENCY
  ------                            -------------------           ------       --------        --------    ------       --------
Transaction Network Services
  Limited(a)
  ...Initial 80% of the put shares  Between 2000 and 2002       fair value(b)  Irish pounds
  .Remaining 20% of the put shares  Between 2003 and 2007       fair value(b)  Irish pounds
  ..Initial 80% of the call shares                                                              2002     fair value(b)  Irish pounds
  Remaining 20% of the call shares                                                              2007     fair value(b)  Irish pounds
Transaction Network Services
  TNASB(a)
  ...................Put provision  Between 2001 and 2003       fair value(b)  Swedish Kronor
  ..................Call provision                                                             Between
                                                                                               2001 and
                                                                                               2003      fair value(b)  Swedish
                                                                                                                         Kronor
Switchtran Limited(c)
  ...................Put provision  Between 2/1/99 and 3/31/99  1.4 million(d) Irish pounds
Transaction Network Services (UK)
  Limited(f)
  ...................Put provision  Between 2003 and 2005       fair value(e)  British pounds
  ..................Call provision                                                             Between
                                                                                               2003 and
                                                                                               2005      fair value(e)  British
                                                                                                                         pounds


-----------

(a)      The minority shareholders own a 25% interest

(b)      Fair value is determined by an independent valuation

(c)      The joint venture partner owns a 50% interest

(d) The put amount is the lesser of a) 1.4 million Irish pounds or b) approximately 1.3 million Irish pounds plus 50% of the net profits less dividends paid to the joint venture partner

(e) Fair value is approximated by applying the earnings per share of TNSUK times 85% of the greater of a) 20 or b) the PE multiple of TNS for the previous six months

(f)      The minority shareholder owns a 40% interest

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings. -  Not Applicable

Item 2.           Changes in Securities -

                           On January 13, 1999, the Company acquired 100% of the
                  common stock of Transline Communications Corporation ("Transline"). The total consideration paid was approximately $4.1 million composed of 207,529 shares of the Company's common stock (and an additional 5,112 shares of the Company's common stock as consideration for certain transaction fees). The issuance of the common stock to Transline was exempt from registration under the Securities of 1933, as amended (the "Securities Act"), as a transaction not involving a public offering. In connection with the transaction, the Company granted Transline certain rights to registration of the common stock under the Securities Act.


Item 3.           Default Upon Senior Securities. - Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders -
                  Not Applicable


Item 6.           Exhibits and Reports on Form 8-K - Not Applicable

                  (a.)     Exhibits.

                           1.       Financial Data Schedule.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                      Transaction Network Services, Inc.
                                      (Registrant)



Date: May 14, 1999                    By:  /s/ John J. McDonnell, Jr.
                                           ---------------------------
                                           John J. McDonnell, Jr.
                                              President and Chief
                                              Executive Officer



Date: May 14, 1999                     By:  /s/ Henry H. Graham
                                            --------------------------
                                            Henry H. Graham
                                              Chief Financial Officer