Form 10-Q
period 1999-06-30
TRANSACTION NETWORK SERVICES INC
filed 1999-08-11
CIK 920231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 1999

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

                     Shares Outstanding as of August 11, 1999
               13,162,617 Shares of Common Stock, $0.01 par value


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                      June 30,        December 31,
                                                        1999             1998
                                                      ----------      ----------
                                                        (Unaudited)
                                     ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                        $ 13,940        $ 12,339
      Short-term investments                              1,216           3,092
      Accounts receivable, net                           30,049          28,836
      Other current assets                                6,390           5,477
                                                      ----------      ----------
          Total current assets                           51,595          49,744
                                                      ----------      ----------
EQUIPMENT, at cost:
      Network equipment                                  56,727          47,296
      Office equipment                                   11,733           7,381
      Less - Accumulated depreciation                   (26,892)        (20,897)
                                                      ----------      ----------
                                                         41,568          33,780
                                                      ----------      ----------
INTANGIBLE ASSETS:
      Software and intangibles                           98,083          93,404
      Less - Accumulated amortization                   (13,295)         (8,989)
                                                      ----------      ----------
                                                         84,788          84,415
                                                      ----------      ----------
OTHER  ASSETS                                             1,837           1,142
LONG-TERM INVESTMENTS                                     3,347           3,404
INVESTMENT IN UNCONSOLIDATED AFFILIATE                        -           2,374
                                                      ----------      ----------
                                                      ----------      ----------
          Total assets                                $ 183,135       $ 174,859
                                                      ----------      ----------
                                                      ----------      ----------

                                 LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses            $ 24,386        $ 28,532
LONG-TERM DEBT                                           62,946          59,325
OTHER                                                       402             402
MINORITY INTEREST                                         2,596           2,423
                                                      ----------      ----------
          Total liabilities                              90,330          90,682
                                                      ----------      ----------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY :
      Common stock, $0.01 par value,
          20,000 shares authorized,
          13,120 and 12,803 shares issued,
          respectively                                      131             128
      Additional paid-in capital                         62,866          57,487
      Unearned compensation                                  (1)            (16)
      Retained earnings                                  30,680          26,523
      Foreign currency translation                         (871)             55
                                                      ----------      ----------
          Total stockholders' equity                     92,805          84,177
                                                      ----------      ----------
          Total liabilities and stockholders'
          equity                                       $ 183,135       $ 174,859
                                                      ----------      ----------
                                                      ----------      ----------

 The accompanying notes are an integral part of these consolidated statements.




               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)


                                                               Three Months Ended                Six Months Ended
                                                                     June 30,                         June 30,
                                                         -----------------------------   -----------------------------
                                                              1999              1998           1999            1998
                                                         -----------       -----------   -------------   -------------

Revenues                                                   $ 42,662          $ 20,433        $ 80,827        $ 38,510
Cost of network services                                     24,965            11,167          50,900          21,874
                                                         -----------       -----------   -------------   -------------

Gross profit                                                 17,697             9,266          29,927          16,636
                                                         -----------       -----------   -------------   -------------

Other operating expenses:
      Engineering & development                               1,435             1,141           2,927           2,168
      Selling, general & administrative                       4,887             2,670           9,020           5,185
      Depreciation                                            2,638             1,593           5,080           2,987
      Amortization of intangibles                             2,107               641           4,186           1,092
      Impairment of AMNEX assets (Note 2)                       919                 -             919               -
                                                         -----------       -----------   -------------   -------------

Total other operating expenses                               11,986             6,045          22,132          11,432
                                                         -----------       -----------   -------------   -------------

Income from operations before provision for
      income taxes, equity in earnings of
      affiliate and minority interest                         5,711             3,221           7,795           5,204

Interest expense                                               (973)                -          (1,925)              -
Interest income and other                                       455               365             874             856
                                                         -----------       -----------   -------------   -------------
Income before provision for income taxes                      5,193             3,586           6,744           6,060

Provision for income taxes                                    1,918             1,430           2,552           2,395

Equity in earnings of unconsolidated affiliate                    0                81              93              81
Minority interest in net income of
      consolidated subsidiary                                  (145)                -            (128)              -
                                                         -----------       -----------   -------------   -------------

Net income                                                 $  3,130          $  2,237        $  4,157        $  3,746
                                                         -----------       -----------   ------------    -------------
                                                         -----------       -----------   ------------    -------------


 Diluted earnings per common share                         $   0.23          $   0.17        $   0.30        $   0.29
                                                         -----------       -----------   ------------    -------------
                                                         -----------       -----------   ------------    -------------

 Basic earnings per common share                           $   0.24          $   0.18        $   0.32        $   0.30
                                                         -----------       -----------   ------------    -------------
                                                         -----------       -----------   ------------    -------------

 Weighted average shares - diluted                           13,864            13,307          13,692          13,123
                                                         -----------       -----------   ------------    -------------
                                                         -----------       -----------   ------------    -------------

 Weighted average common shares - basic                      13,069            12,647          13,028          12,519
                                                         -----------       -----------   ------------    -------------
                                                         -----------       -----------   ------------    -------------


  The accompanying notes are an integral part of these consolidated statements.





               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)
                                                                                              Six Months
                                                                                            Ended June 30,
                                                                                       --------------------------
                                                                                          1999           1998
                                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                           $ 4,157        $ 3,746
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                      9,266          4,079
         Stock option compensation                                                             15             15
         Equity in earnings of unconsolidated affiliate                                       (93)           (81)
         Income applicable to minority interest                                               128              -
         Loss on disposals                                                                    145              -
         Impairment of AMNEX intangible assets (Note 2)                                       919              -
     Changes in assets and liabilities, net of impact of acquisitions:
            Accounts receivable                                                               (18)        (3,841)
            Other current assets                                                             (679)          (358)
            Other assets and liabilities                                                       55             63
            Accounts payable and accrued expenses                                          (8,187)         1,621
                                                                                       -----------    -----------
                Net cash provided by operating activities                                   5,708          5,244
                                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of equipment                                                           (10,673)        (6,925)
         Purchases of intangible assets                                                         -            (20)
         Acquisitions, net of cash acquired                                                 2,214        (12,243)
         Investment in affiliate                                                                -         (1,999)
         Maturities of short-term investments                                               1,876          4,090
         Purchases of long-term investments                                                     -         (1,006)
                                                                                       -----------    -----------
            Net cash used in investing activities                                          (6,583)       (18,103)
                                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from options and employee stock purchase plan                             1,290            985
         Repayment of long-term debt                                                       (5,563)             -
         Proceeds from long-term debt borrowings                                            7,675              -
                                                                                       ------------    ----------
            Net cash provided by  financing activities                                      3,402            985
                                                                                       ------------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (926)           (63)
NET  INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                                                     1,601        (11,937)
CASH AND CASH EQUIVALENTS, beginning of period                                             12,339         18,516
                                                                                       -----------    -----------
                                                                                       -----------    -----------
CASH AND CASH EQUIVALENTS, end of period                                                 $ 13,940        $ 6,579
                                                                                       -----------    -----------
                                                                                       -----------    -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for income taxes                                                       $ 1,303         $2,548
                                                                                       -----------    -----------
                                                                                       -----------    -----------
         Cash paid for interest                                                             $ 842            $ -
                                                                                       -----------    -----------
                                                                                       -----------    -----------
         Fair value of assets acquired                                                    $ 7,496       $ 19,639
         Less:  cash paid, net                                                              2,214        (12,243)
                value of stock issued                                                      (4,160)        (5,250)
                                                                                       -----------    -----------
                                                                                       -----------    -----------
         Liabilites assumed                                                               $ 5,550        $ 2,146
                                                                                       -----------    -----------
                                                                                       -----------    -----------

 The accompanying notes are an integral part of these consolidated statements.


               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999
                                   (Unaudited)

1.  GENERAL

         Transaction Network Services, Inc. (the "Company" or "TNS") was incorporated in August 1990 to build and operate a communications network focused on the network services needs of the POS (Point-of-Sale/Point-of-Service) transaction processing industry. The Company currently operates four divisions: (1) the POS Division which includes the Company's TransXpress(R) network services for the POS transaction processing industry, (2) the Telecom Services Division ("TSD") which includes the Company's CARD*TEL(R) telephone call billing validation and fraud control services and other services targeting primarily the telecommunications industry, (3) the Financial Services Division ("FSD") which provides TNS FastLink(R) Data Services in support of the Financial Information eXchange ("FIX") messaging protocol and other transaction oriented trading applications primarily to the financial services community, and (4) the International Systems Division ("ISD") which markets the Company's products and services internationally.

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

SWITCHTRAN LIMITED

         In April 1998, the Company, through its majority owned Irish subsidiary Transaction Network Services Limited ("TNSL"), acquired a 50% interest in Atos Ireland Limited for approximately $2.0 million. Atos Ireland Limited has been renamed Switchtran Limited ("Switchtran"). Switchtran provides processing services, primarily for cash withdrawals, made from a network of ATM's located throughout Ireland. Prior to the acquisition, Atos Ireland Limited was a wholly-owned subsidiary of Sligos Payment Services PLC ("SPS"), which in turn is a majority-owned subsidiary of the Atos Group, a computer services company based in France. Under the terms of the acquisition, SPS was granted an option to sell its 50% interest in Switchtran to TNSL. In March 1999, SPS notified TNSL that they had elected to exercise their option. The exercise price was approximately $1.7 million and effective April 1, 1999 the Company began consolidating the results of Switchtran. The Switchtran acquisition is being accounted for as a purchase. Amounts allocated to intangible assets (goodwill) in the purchase accounting are being amortized on a straight-line basis over a period of 10 years. Prior to the Company's acquisition of SPS' 50% interest, Switchtran was accounted for under the equity method of accounting.

OMNILINK COMMUNICATIONS CORPORATION

         On July 1, 1998, the Company acquired substantially all of the assets and assumed certain liabilities of OmniLink Communications Corporation ("OmniLink"), a Michigan corporation. OmniLink develops, manufactures and markets modems and ISDN terminal adaptors for electronic commerce, Internet access, telecommuting and advanced office communications. The Company has transferred its dial-up modem technology acquired from SunTech to OmniLink. The consideration paid to OmniLink, after arm's-length negotiations, was $2.5 million which was composed of (a) approximately $600,000 in cash, and (b) approximately $1.9 million by cancellation of a note payable from OmniLink to the Company. The OmniLink acquisition is being accounted for as a purchase. Amounts allocated to intangible assets (goodwill) in the purchase accounting are being amortized on a straight-line basis over a period of 10 years

AT&T CORP.'S TRANSACTION ACCESS SERVICE

         On September 10, 1998, the Company acquired from AT&T Corp. ("AT&T") the right to provide services under certain customer service contracts relating to AT&T's Transaction Access Service ("TAS") as well as certain equipment used by AT&T in furnishing this service. The consideration paid for these assets after arm's-length negotiations was approximately $64.3 million in cash, plus direct acquisition costs. The source of the funds used to acquire these assets was a revolving credit facility (the "Revolver") obtained in connection with this transaction. The Company has been purchasing and will continue to purchase communication and other transitional services from AT&T until all of the TAS customers are migrated from the TAS network to the TNS network.

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

TRANSLINE COMMUNICATIONS, INC.

         In December 1998, the Company entered into an agreement and plan of merger with TransLine Communications, Inc. ("TransLine"), which closed on January 13, 1999. TransLine's core business is comprised of managed private, secure voice and data services provided to financial institutions in connection with futures, options, and commodities trading. Under the agreement the TransLine shares were exchanged for approximately $4.1 million in TNS common stock, or 207,529 shares of TNS common stock based upon the closing price of TNS shares ten days prior to the closing. An additional 5,112 shares were issued as consideration for certain transaction fees.

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

PRO FORMA FINANCIAL INFORMATION

         The unaudited pro forma information set forth below gives effect to the SunTech, OmniLink, TAS and TransLine transactions as though each had occurred on January 1, 1998. The results of TransLine for the period from January 1, 1999 until closing on January 13, 1999, and the impact of the Switchtran transaction were not material. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, 000's omitted):

                                                Six-Months Ended
                                                 June 30, 1998
                                               -----------------
         Revenues                                       $69,169
         Net income                                       6,367
         Diluted earnings per share                       $0.47
         Basic earnings per share                         $0.50

IMPAIRMENT OF AMNEX ASSETS

         On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases used to provide fraud control and billing validation services. The transaction also included a ten-year exclusive service agreement and other agreements. The Company paid approximately $1.5 million in cash for these assets.

         In December 1997, the Company entered into a consulting agreement with AMNEX in exchange for certain revisions made to the exclusive service agreement. The consulting agreement required an initial payment of approximately $180,000 and monthly payments of approximately $33,000 through June 30, 2002. In May 1998, the Company delivered a notice of default to AMNEX for non-payment of fees under the exclusive service agreement and consulting agreement. On July 29, 1998, the Company filed arbitration proceedings with the American Arbitration Association against AMNEX. In January 1999, prior to the commencement of the arbitration proceedings, the parties entered into a settlement agreement. The settlement agreement required AMNEX to pay $530,000 of accounts receivable, which was collected in 1999. AMNEX further agreed to pay the Company $1.7 million, with interest, in 24 equal monthly installments beginning in March 1999. Approximately $255,000 of these amounts were paid in 1999. In May 1999, AMNEX filed for bankruptcy protection. Management concluded that the remaining AMNEX assets were impaired and the Company reserved the net assets related to AMNEX remaining on its balance sheet. This reserve resulted in a pre-tax non-cash accounting charge of $919,000 recorded during the three months ended June 30, 1999.

3. CREDIT AGREEMENT

       In March 1999, due to market conditions, the Company and the Company's primary lender agreed to temporarily reduce its Revolving Credit Facility (the "Revolver") from $75 million to $62 million. In June 1999, the Revolver was increased to its previous $75 million limitation. The Revolver provides for unsecured LIBOR or base rate borrowings at the Company's option. A margin is added to the applicable LIBOR or base rate based upon the Company's ratio of total debt to annualized operating cash flow, as defined in the Revolver. The interest rate at June 30, 1999 was 6.0% and the weighted-average interest rate for the three-month period ended June 30, 1999 was 6.1%. The LIBOR loan outstanding at June 30, 1999 expires in July 1999 and the Revolver matures in September 2001. Fair value approximated book value at June 30, 1999 due to the short-term maturity of the amount outstanding.

4. EARNINGS PER SHARE

The following reconciles the shares used in the calculations of basic and diluted earnings per share:


                                                    Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                     1999               1998           1999         1998
                                                   --------------------------       -----------------------
Weighted average shares outstanding - basic        13,069,451      12,647,299       13,027,923   12,518,978
Dilutive effect of  stock options                     794,477         659,233          663,831      604,287
                                                   --------------------------       -----------------------
Weighted average shares - dilutive                 13,863,928      13,306,532       13,691,754   13,123,265
                                                   --------------------------       -----------------------
Diluted earnings per share                             $ 0.23          $ 0.17            $0.30        $0.29
Basic earnings per share                               $ 0.24          $ 0.18            $0.32        $0.30



5.  COMPREHENSIVE INCOME

The total of net income and all other non-owner changes in equity consists of (unaudited, 000's omitted):


                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                       1999            1998               1999         1998
                                                     -----------------------            ----------------------
                  Net Income                         $ 3,130         $ 2,237            $ 4,157        $3,746
                  Other Comprehensive Income:
                  Currency Translation                 (613)             (6)               (926)           (63)
                                                     -----------------------            ----------------------
                  Comprehensive Income               $ 2,517         $ 2,231             $ 3,231       $ 3,683
                                                     -----------------------            ----------------------


6. SEGMENT INFORMATION

         The Company's reportable segments are strategic business units that offer different products and services. The Company classifies its business into four segments: the POS Division ("POS"), the Telecom Services Division ("TSD"), the Financial Services Division ("FSD") and the International Systems Division ("ISD"). FSD and ISD have not met the quantitative threshold for separate reporting. The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the Company's 1998 Form 10-K. The Company evaluates performance based upon income from operations before amortization and depreciation. Interim information on the Company's business segments for the three and six months ended June 30, 1999 and 1998 is presented below:


------------------------------------------------------------- ---------------------- ----------------------
                                                               Three Months Ended     Three Months Ended
                                                                  June 30, 1999          June 30, 1998
------------------------------------------------------------- ---------------------- ----------------------
Revenue:
------------------------------------------------------------- ---------------------- ----------------------
 POS                                                                        $29,496                $12,009
------------------------------------------------------------- ---------------------- ----------------------
TSD                                                                           9,113                  7,274
------------------------------------------------------------- ---------------------- ----------------------
All others                                                                    4,053                  1,150
------------------------------------------------------------- ---------------------- ----------------------
     Total Revenue                                                          $42,662                $20,433
------------------------------------------------------------- ---------------------- ----------------------

------------------------------------------------------------- ---------------------- ----------------------
Operating profit:
------------------------------------------------------------- ---------------------- ----------------------
POS                                                                          $7,658                 $4,109
------------------------------------------------------------- ---------------------- ----------------------
TSD                                                                           3,416                  1,754
------------------------------------------------------------- ---------------------- ----------------------
All others                                                                      301                  (408)
------------------------------------------------------------- ---------------------- ----------------------
     Total                                                                  $11,375                 $5,455
------------------------------------------------------------- ---------------------- ----------------------


------------------------------------------------------------- ---------------------- ----------------------
                                                                Six Months Ended       Six Months Ended
                                                                  June 30, 1999          June 30, 1998
------------------------------------------------------------- ---------------------- ----------------------
Revenue:
------------------------------------------------------------- ---------------------- ----------------------
 POS                                                                        $57,126                $22,990
------------------------------------------------------------- ---------------------- ----------------------
TSD                                                                          16,973                 13,815
------------------------------------------------------------- ---------------------- ----------------------
All others                                                                    6,728                  1,705
------------------------------------------------------------- ---------------------- ----------------------
     Total Revenue                                                          $80,827                $38,510
------------------------------------------------------------- ---------------------- ----------------------

------------------------------------------------------------- ---------------------- ----------------------
Operating profit:
------------------------------------------------------------- ---------------------- ----------------------
POS                                                                         $11,907                 $7,324
------------------------------------------------------------- ---------------------- ----------------------
TSD                                                                           6,131                  3,146
------------------------------------------------------------- ---------------------- ----------------------
All others                                                                     (58)                (1,187)
------------------------------------------------------------- ---------------------- ----------------------
     Total                                                                  $17,980                 $9,283
------------------------------------------------------------- ---------------------- ----------------------

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

RESULTS OF OPERATIONS

REVENUES

         Total revenues increased by 109% to $42,662,000 for the three-month period ended June 30, 1999 from $20,433,000 for the same period in 1998 and by 110% to $80,827,000 for the first six months of 1999 from $38,510,000 for the same period in 1998.

         POS services revenue increased by 146% to $29,496,000 from $12,009,000 for the three months ended June 30, 1999 versus the comparable period in 1998 and by 148% to $57,126,000 from $22,990,000 for the first six months of 1999 versus the same period in 1998. The growth in POS services revenue resulted primarily from the transaction volume and associated revenue related to the September 1998 acquisition of AT&T Corp's ("AT&T") Transaction Access Service ("TAS") as well as an increase in transaction volume and associated revenue from the Company's historical POS customers. POS transaction volume increased by 135% to 1.6 billion transactions for the second quarter of 1999 from 681 million transactions in the second quarter of 1998. POS transaction revenue per transaction was $0.018 for the three months ended June 30, 1999 and $0.016 for the comparable period in 1998. The increase in transaction revenue per transaction is primarily attributed to the TAS acquisition as the transaction revenue per transaction under the TAS contracts is greater than the Company's average transaction revenue per transaction for its historical POS customers.

         Telecommunications services revenue increased by 25% to $9,113,000 from $7,274,000 for the three months ended June 30, 1999 versus the comparable period in 1998 and by 23% to $16,973,000 from $13,815,000 for the first six months of 1999 versus the same period in 1998. The growth in revenue was primarily due to growth in queries processed for the Company's telecommunications customers and from an increase in other telecommunications services revenues, including revenues from the Company's LEConnect-Registered Trademark-, SS7 and local number portability services.

         Financial Services Division revenue increased by 371% to $1,836,000 for the three months ended June 30, 1999 versus $390,000 for the same period in 1998 and by 431% to $3,307,000 from $623,000 for the first six months of 1999 versus the same period in 1998. The growth in revenue was due to growth in the number of customers and the associated connections to the Company's financial services network and from revenues associated with the January 1999 TransLine acquisition. The TransLine acquisition contributed $853,000 of revenues for the three months ended June 30, 1999 and $1,618,000 for the first six months of 1999.

         International Systems Division revenue increased by 192% to $2,217,000 in the second quarter of 1999 compared to $760,000 for the same period in 1998 and by 216% to $3,421,000 from $1,082,000 for the first six months of 1999 versus the same period in 1998. The increase is due to revenues associated with Transaction Network Services (UK) Limited ("TNSUK"), revenues from Switchtran Limited ("Switchtran"), and increases in royalties and software license fees. TNSUK, formed in September 1998, utilizes the Company's network technology, along with technology acquired in the acquisition of certain assets of SunTech and OmniLink, to provide point-of-sale and other transaction services in the United Kingdom. TNSUK contributed $1,363,000 of revenue for the second quarter of 1999, and $2,309,000 for the first six months of 1999. Effective April 1, 1999 the Company began consolidating the results of Switchtran after obtaining 100% ownership through a put arrangement with the joint venture partner. Switchtran contributed approximately $507,000 of revenues for the second quarter of 1999. From the Company's April 1998 investment in Switchtran until March 31, 1999, Switchtrans' financial results were accounted for under the equity method of accounting.

COST OF NETWORK SERVICES AND GROSS PROFIT

         Cost of network services increased by 124% to $24,965,000 for the second quarter of 1999 from $11,167,000 for the second quarter of 1998 and by 133% to $50,900,000 from $21,874,000 for the first six months of 1999 versus the same period in 1998. This growth resulted primarily from increases in communication and usage charges resulting from increased transaction and query volumes, including transactions associated with the TAS acquisition. Gross profit represented approximately 41% of total revenues for the second quarter of 1999 compared to 45% for the second quarter of 1998 and 37% for the first six months of 1999 versus 43% for the same period in 1998. The decrease in gross profit as a percentage of total revenues is largely attributed to the transitional communications services rates associated with the TAS acquisition and the Company's efforts to accommodate the TAS traffic. These efforts included increases in employees and network capacity, each of which increased the cost of network services. The decrease in gross margin percentage was also attributed to costs associated with the Company's expansion of its own on-network "800" access service and the impact of certain fixed charges instituted in the third phase of Access Reform.

         In connection with the TAS acquisition, the Company entered into an arrangement where the Company purchases transitional communication services and other transitional services from AT&T (the "Transition Services Agreement"). The cost of network services associated with each TAS transaction is determined by the Transition Services Agreement until that TAS customer is migrated from the TAS network to the Company's network. The Company also entered into a communication services agreement with AT&T (the "Communication Services Agreement") to provide "800" services and other communication services. The communication rates included in the Transition Services Agreement are significantly greater than the rates the Company separately negotiated with AT&T under the Communication Services Agreement, the rates the Company has contracted for similar services with other vendors, and the rates incurred when utilizing the Company's own "800" network. Accordingly, the Company has experienced, and will continue to incur, a cost of network services above historical levels for the transactions that remain on the TAS network. Once a TAS customer is transitioned off of the TAS network, the cost per transaction is determined by the rates included in the Communication Services Agreement with AT&T, the Company's service agreements with other vendors, and the costs associated with the Company's own network. The cost per transaction ultimately depends upon which network is utilized to carry the associated transactions.

         The ultimate impact of the Transition Services Agreement and the Company's ability to successfully transition the TAS customers from the TAS network to its network facilities is dependent upon many factors. These factors include, among others: the Company's ability to increase capacity on its network, customer cooperation including providing the necessary customer resources to assist in the transition effort, successful coordination with the vendors required to provide necessary network equipment and capacity, the cooperation of AT&T, the ability of the Company to develop and test the software and equipment necessary to accommodate the significant increase in transaction volume, and the ability of the Company to develop and test the software and equipment necessary to accommodate transaction protocols not previously carried by the Company's network. The Company carried approximately 80% of the TAS transactions on its network during the second quarter of 1999. On June 30, 1999, approximately 94% of the TAS transactions were transitioned off of the TAS network and onto the Company's network facilities. As of July 31, 1999 approximately 97% of the TAS transactions were transitioned off of the TAS network and onto the Company's network facilities. However, there may be disproportionate fixed expenses associated with the operation of the TAS Network until 100% of the TAS traffic is migrated onto the Company's network. The Company expects to transition the remaining TAS transactions to its network no later than the third quarter of 1999. There also are many variables involved in the transition process including those that are outside of the Company's control and certain variables are unknown at this time. As a result, there can be no assurance that the transition of every remaining customer and transaction will be completed in this time frame.

         In May 1997, pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC implemented rules and regulations referred to as Access Charge Reform ("Access Reform"). The initial phase of Access Reform, implemented in July 1997, resulted in a decrease in certain components of the Company's variable cost per transaction, and as a result, lowered the Company's network costs. The second and third phases of Access Reform were implemented in January and July 1998, respectively. The second and third phases of Access Reform resulted in an additional decrease in certain components of the Company's variable cost per transaction; however, both phases increased certain of the Company's fixed monthly recurring charges and instituted certain new fixed charges. The changes in access charges instituted by the third phase of Access Reform resulted in an increase in fixed charges which more than offset the reduction in variable costs per transaction. Further changes to access charges due to Access Reform are scheduled to be implemented in 1999 and 2000. The Company believes that future revisions may reduce its network costs because the Company believes the increased charges are not in accordance with the spirit of Access Reform that is intended to reduce overall access charges. However, there can be no assurance that the future phases of Access Reform will result in reductions to the Company's network costs and, in fact, they may increase. The ultimate impact of Access Reform is dependent upon, among other things 1) the ability to increase transaction volumes, which benefits the Company when lower variable costs are instituted, 2) the nature and amount of fixed charges, 3) any other future actions by the FCC, and 4) the ability of the Company to modify its network design to react to pricing revisions. Accordingly, the impact of Access Reform on the Company's future network access costs is unknown, and the Company cannot predict the timing, outcome or effects of the FCC's regulations or of any future tariff matters.

         During 1998 and 1999, the Company significantly expanded its backbone and access network capacity in order to ensure adequate capacity and appropriate network architecture for expected significant increases in network traffic primarily related to the TAS acquisition, but to also accommodate increasing volumes from its base business. These costs included the Company's continued investment in the expansion of its own on-network "800" access service. The Company considers the availability of its own on-network "800" access service necessary to continue to increase transaction volumes on its network and to increase its gross margins. The costs of establishing an "800" access service are expected to negatively impact gross margins until the installation costs are offset by an increase in transaction volumes. After a certain transaction volume level, the Company believes that gross margins will increase due to a significantly lower variable cost per transaction from the Company's own "800" access service versus the variable cost per transaction charged by third party service providers.

         Future gross profit margin percentages depend on a number of factors including the ability to successfully complete the migration of the remaining TAS transactions from the TAS network and onto the Company's network in a timely manner, total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the success of the Company's new service offerings including recent acquisitions, the timing and extent of the Company's network expansion, including it own "800" access service and the impact of Access Reform. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin since significant portions of network costs are fixed costs. As a result, maintaining historical gross margin levels depends in part on growth in transaction volume generating economies of scale. The Company believes that its gross margin percentage in the third quarter and remainder of 1999 will be greater than the percentage experienced in the first and second quarter of 1999 primarily due to the transition of the TAS transactions to the Company's network facilities and off of the TAS network.

ENGINEERING AND DEVELOPMENT EXPENSES

         Engineering and development ("E&D") expense increased by 26% to $1,435,000 for the second quarter of 1999 from $1,141,000 for the second quarter of 1998 and by 35% to $2,927,000 from $2,168,000 for the first six months of 1999 versus the same period in 1998. E&D expenses increased primarily from the additional employees and related expenses required to support the Company's expanded operations. E&D expenses represented approximately 3% of revenues for the second quarter of 1999, 6% of revenues for the second quarter of 1998, 4% of revenues for the first six months of 1999 and 6% of revenues for the first six months of 1998. These decreases in E&D expenses as a percentage of revenues, are due to an increase in revenues primarily associated with the TAS acquisition, without a corresponding proportional increase in E&D expenses and the capitalization of software costs in 1999. The Company capitalized approximately $750,000 of software costs in the second quarter of 1999 and $1,350,000 in the first six months of 1999 under a new accounting standard which became effective January 1, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by 64% to $4,887,000 for the second quarter of 1999 from $2,670,000 for the second quarter of 1998 and increased by 74% to $9,020,000 from $5,185,000 for the first six months of 1999 versus the same period in 1998. SG&A expenses increased primarily from the additional employees and related expenses required to support the Company's revenue growth and international expansion and from the employees and related costs associated with the OmniLink acquisition. SG&A expenses for the Company's International Systems Division increased by 138% to $873,000 for the second quarter of 1999 from $367,000 for the second quarter of 1998 and increased by 133% to $1,547,000 for the first six months of 1999 from $663,000 for the first six months of 1998. SG&A expenses represented 11% of revenues for the second quarter of 1999, 13% of revenues for the second quarter of 1998, 11% of revenues for the first six months of 1999 and 13% of revenues for the first six months of 1998. These decreases in SG&A expenses as a percentage of revenues are due to an increase in revenues, primarily associated with the TAS acquisition, without a corresponding proportional increase in SG&A expenses. These decreases are reduced by the Company's international activities where SG&A expenses as a percentage of revenues have been greater than Company's historical percentages. SG&A expenses for the Company's International Systems Division ("ISD") represented 39% of ISD revenues for the second quarter of 1999, 48% of ISD revenues for the second quarter of 1998, 45% of ISD revenues for the first six months of 1999 and 61% of ISD revenues for the first six months of 1998.

DEPRECIATION

         Depreciation expense increased by 66% to $2,638,000 for the second quarter of 1999 from $1,593,000 for the second quarter of 1998 and by 70% to $5,080,000 from $2,987,000 for the first six months of 1999 versus the same period in 1998. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support the growth in the Company's business. Depreciation expense represented 6% of revenues for the second quarter of 1999, 8% of revenues for the second quarter of 1998, 6% of revenues for the first six months of 1999 and 8% of revenues for the first six months of 1998. These decreases are due to an increase in revenues, primarily associated with the TAS acquisition, without a corresponding proportional increase in depreciation expenses due to increased usage of the Company's network.

         The Company purchased approximately $5.3 million of equipment for the second quarter of 1999 and $10.7 million for the first six months of 1999. These amounts include approximately $750,000 of software costs capitalized in the second quarter of 1999 and $1,350,000 of software costs capitalized in the first six months of 1999 under a new accounting standard. While certain of the Company's network equipment will become fully depreciated in 1999, depreciation expense is expected to increase in absolute dollars due to the deployment of the equipment necessary to support the TAS acquisition, and to a lesser extent, due to the Company's plans for international network expansion.

AMORTIZATION OF INTANGIBLES

         Amortization expense increased by 229% to $2,107,000 for the second quarter of 1999 from $641,000 for the second quarter of 1998 and by 283% to $4,186,000 from $1,092,000 for the first six months of 1999 versus the same period in 1998. The increase is attributable to the amortization of intangible assets associated with the TAS, SunTech, OmniLink, TransLine and Switchtran transactions. Amortization expense is expected to be approximately $2.1 million per quarter over the next several years.

IMPAIRMENT OF AMNEX ASSETS

         On March 29, 1996, the Company completed an asset purchase from AMNEX, Inc. ("AMNEX") of AMNEX's proprietary fraud-control system and related databases used to provide fraud control and billing validation services. The transaction also included a ten-year exclusive service agreement and other agreements. The Company paid approximately $1.5 million in cash for these assets. In December 1997, the Company entered into a consulting agreement with AMNEX in exchange for certain revisions made to the exclusive service agreement. The consulting agreement required an initial payment of approximately $180,000 and monthly payments of approximately $33,000 through June 30, 2002. In May 1998, the Company delivered a notice of default to AMNEX for non-payment of fees under the exclusive service agreement and consulting agreement. On July 29, 1998, the Company filed arbitration proceedings with the American Arbitration Association against AMNEX. In January 1999, prior to the commencement of the arbitration proceedings, the parties entered into a settlement agreement. The settlement agreement required AMNEX to pay $530,000 of accounts receivable, which was collected in 1999. AMNEX further agreed to pay the Company $1.7 million, with interest, in 24 equal monthly beginning in March 1999. Approximately $255,000 of these amounts were paid in 1999. In May 1999, AMNEX filed for bankruptcy protection. Management concluded that the remaining AMNEX assets were impaired and the Company reserved the net assets related to AMNEX remaining on its balance sheet. This reserve resulted in a pre-tax, non-cash accounting charge of $919,000 recorded during the three months ended June 30, 1999.

INTEREST EXPENSE AND INTEREST INCOME

         Net interest resulted in an expense of $518,000 for the second quarter of 1999 compared to interest income of $365,000 for the second quarter of 1998 and an expense of $1,051,000 for the first six months of 1999 versus interest income of $856,000 for the same period in 1998. The Company incurred $973,000 of interest expense in the second quarter of 1999 and $1,925,000 for the first six months of 1999 primarily associated with borrowings made in connection with the TAS acquisition.

INCOME TAXES

         The effective tax rate decreased from 40% for the second quarter of 1998 to 37% for the second quarter of 1999. This decrease is the result of a lower effective tax rate for the Company's international operations than the effective tax rate in the United States and the utilization of net operating loss carryforwards by TNSUK. The Company's international operations resulted in net income of $168,000 for the second quarter of 1999 compared to a loss of $270,000 for the second quarter of 1998. The Company's future effective tax rates will be largely dependent upon the results of the Company's international activities. The Company has not recorded tax assets for losses incurred at certain of its foreign subsidiaries. If these subsidiaries demonstrate sustained profitability the Company may experience a lower effective tax rate due to the utilization of the loss carryforwards and a lower effective tax rate in Ireland than in the United States.

EARNINGS PER SHARE

         Diluted earnings per share increased by 35% to $0.23 for the second quarter of 1999 from $0.17 for the second quarter of 1998 and increased by 3% to $0.30 for the first six months of 1999 from $0.29 for the first six months of 1998. Basic earnings per share increased by 33% to $0.24 for the second quarter of 1999 from $0.18 for the second quarter of 1998 and increased by 7% to $0.32 for the first six months of 1999 from $0.30 for the first six months of 1998. The reserve for AMNEX assets reduced diluted and basic earnings per share for the three and six months ended June 30, 1999 by $0.04.

         The weighted-average number of shares outstanding used to calculate basic and diluted earnings per share increased by 3% for the second quarter of 1999 from the second quarter of 1998 primarily because of the issuance of 212,641 shares in connection with the January 13, 1999 TransLine acquisition. The weighted-average number of shares outstanding used to calculate diluted earnings per share further increased by 4% for the second quarter of 1999 from the second quarter of 1998 because of an increase in outstanding options for the Company's common stock.


YEAR 2000
         The Company operates and utilizes various date-sensitive computer applications and systems throughout its networks and businesses. The Company has been cognizant of the Year 2000 issue for several years and has continually attempted to maintain and/or upgrade its networks and computer systems to recognize the Year 2000 and associated issues. The Company also recognizes that there are risks with respect to embedded systems that are not necessarily part of the Company's network or computer systems but contain microprocessor chips that may not function properly with the change of the date to the Year 2000. The management of the Company has formed an internal review team to resolve and address Year 2000 issues. The Company defines "Year 2000 Compatible" to mean that the product or service will accurately receive, process, and provide date data from, into, and between the twentieth and twenty-first centuries, including the years 1999 and 2000, and make leap year calculations, provided that all other products (whether hardware, software, or firmware) used in or in combination with the product or service properly exchange data with it. Procedures have been developed and are in place for assessing exposure and risk which include testing current and future applications and systems, upgrading and replacing non-compliant equipment and software and obtaining Year 2000 Compatibility statements from the Company's significant third parties including material vendors and suppliers. The Company has not sought, and is not seeking, Year 2000 Compatibility statements from its customers. If the Company's current or future customers fail to achieve Year 2000 Compatibility or if they divert technology expenditures to address Year 2000 Compatibility problems, the Company's finances or business prospects may be impaired. The Company has provided certain customers with statements of readiness on the Year 2000.

         The Company's internal systems include both information technology ("IT") and non-IT systems. The Company has completed a baseline assessment of its material internal IT systems (including both its own software products and third party software and hardware technology) and its non-IT systems (such as security systems, building equipment, and embedded micro-controllers) and is in the process of implementing its plan (including remediation, upgrading, and replacement). At this time the cost of replacement systems and modifications is not expected to be, and has not been, material and has been incorporated into system upgrades taking place in 1999. However, the Company may experience material unanticipated problems and costs caused by undetected errors or defects in the technology used in its internal IT and non-IT systems.

         To the extent that the Company is not able to test technology provided by its vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Compatible. Not all of the Company's significant vendors and third parties have provided the Company with Year 2000 compatibility statements. Despite the Company's testing and whatever assurances the Company may receive from developers of products incorporated into the Company's products and service offerings, the Company's products and service offerings may contain undetected errors or defects associated with Year 2000 date functions. The Company has completed its identification and assessment with respect to mission-critical applications, networks and systems. Based upon its assessment and testing to date, the Company believes that its mission-critical applications, including its networks and computer systems which execute primary business processes are Year 2000 Compatible; however, there can be no assurances that the Company has identified every factor or component which may render its product or service not Year 2000 Compatible. Remediation and testing continues with respect to mission-critical applications, networks and systems, and the Company is now targeting Year 2000 compatibility for its mission-critical networks, applications and systems for on or before August 31, 1999. The full deployment of necessary software throughout the Company's networks and systems is targeted for no later than October 1999. Known or unknown errors or defects in the Company's products or service offerings could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could impair the Company's finances or business prospects.

         Switchtran was previously providing service through a processing platform that was not Year 2000 Compatible. Based upon an evaluation and testing by the Company, the Company believes that the modifications made to the existing Switchtran platform by the former joint venture partner have been completed and the processing platform is now Year 2000 Compatible.

         The Company is in the process of developing a comprehensive contingency plan to address situations that may result if it is unable to achieve Year 2000 readiness of its critical operations. A comprehensive contingency plan is now expected to be completed no later than October 1999.

         The activities involved in the Company's Year 2000 projects necessarily involve estimates and projections, as described above, of activities and resources that will be required in the future. These estimates and projections may be revised as work progresses on these projects. Disruptions with respect to the computer systems of vendors or customers, which are outside the control of the Company, could impair the ability of the Company to obtain services or conduct business. If any of the Company's significant third parties are not Year 2000 Compatible and/or the Company fails to identify or replace non-compatible equipment or software and non-compatibility causes a material disruption to the business of the Company, the Company's revenues and financial position could be materially adversely affected. There can be no assurance that the actions taken by the Company with respect to its network, computer systems, products, or embedded systems will eliminate the numerous and varied risks associated with the Year 2000 date change. Further, there can be no assurance that the Company will not be adversely affected by any Year 2000-related difficulties encountered by vendors or customers or by any downturn in the economy in general and there can be no assurance that the Year 2000 will not have a material adverse effect on the Company's financial position or results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

         At June 30, 1999, the principal sources of liquidity were cash and cash equivalents of $13,940,000, short-term investments of $1,216,000 and $13.0 million of availability under the Revolver. In March 1999, due to market conditions, the Company and the Company's primary lender agreed to temporarily reduce the Revolver from $75 million to $62 million. In June 1999, the Revolver was increased to its previous $75 million limitation. At June 30, 1999, approximately $5.6 million of cash and cash equivalents were held by TNSUK and TNSL - majority owned subsidiaries. Non-marketable securities were approximately $3.6 million at June 30, 1999. The Company invests in non-marketable securities after consideration of the financial condition of the borrower and the overall business relationship. Non-marketable securities mature on the following dates, $92,000 in 1999, $473,000 in 2000, $150,000 in 2001, $550,000 in 2002 and $2.3
million in 2005.

         Net cash provided by operating activities was $5,708,000 for the first six months of 1999 and $5,244,000 for the same period in 1998. Depreciation and amortization increased by $5,187,000 for the comparable six-month periods. Accounts receivable, accounts payable and accrued expenses utilized $8,205,000 of cash for the first six months of 1999 versus a use of $2,220,000 for the same period in 1998. The $8,187,000 reduction in accounts payable and accrued expenses for the six months ended June 30, 1999 is attributed to a decline in the amounts due to AT&T for transition services from $16,302,000 at December 31, 1998 to $3,774,000 at June 30, 1999

         Investing activities used $6,583,000 for the first six months of 1999, as compared to a use of $18,103,000 for the first six months of 1998. In the first six months of 1998, the Company paid $12,243,000 for the acquisition of Suntech and $1,999,000 to acquire a 50% interest in Switchtran. In the first six months of 1999, the Company acquired TransLine Communications, Inc. for approximately $4.1 million in TNS stock and acquired the remaining 50% interest in Switchtran from its joint venture partner for approximately $1.7 million. TransLine was acquired through the issuance of 212,641 shares of TNS common stock and included $217,000 in acquisition costs paid in cash. The acquisitions of Switchtran and TransLine provided $2,214,000 of cash for the six months ended June 30, 1999 since, at acquisition, Switchtran had approximately $2.4 million of cash and the purchase price liability assumed at acquisition was paid in July 1999. The Company purchased $10,673,000 of equipment in the first six months of 1999 and $6,925,000 in the first six months of 1998. The increase was primarily due to equipment purchases required to increase network capacity related to the TAS acquisition and transaction increases from existing customers, the expansion of the Company's "800" network, international expansion and the capitalization of $1,350,000 of software costs in the first six months of 1999. The net proceeds from the maturities of short and long-term investments were $1,876,000 for the first six months of 1999 and $3,084,000 for the first six months of 1998.

         Financing activities provided $3,402,000 for the first six months of 1999, and $985,000 for the first six months of 1998. The Company received $7,675,000 in proceeds for borrowings under the Revolver and repaid $5,563,000 ($5.0 million under the Revolver) during the first six months of 1999. Proceeds from the exercise of stock options and the Company's employee stock purchase plan were $1,290,000 for the first six months of 1999 and $985,000 for the first six months of 1998.

         The Company believes that its existing cash, investment balances, availability under the Revolver, and cash flows generated by operations will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

NEW ACCOUNTING STANDARDS

         In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once certain capitalization criteria are met. SOP 98-1 was effective January 1, 1999. The Company capitalized approximately $1,350,000 of software costs in the six-month period ended June 30, 1999 under SOP 98-1. These costs will be amortized over the useful lives of the related projects, presently five years. In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments including instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Statement No. 137 that deferred the adoption date of SFAS 133. The Company will now be required to adopt Statement No. 133 on January 1, 2001. Statement No. 133 will not be applied retroactively to the financial statements of prior periods. The Company has not yet determined the impact of adopting Statement No. 133.

INFLATION

         Inflation is not a material factor affecting the Company's business and has not had a significant effect on the Company's operations to date.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no financial instruments entered into for trading purposes. The Company's primary market risk exposure is related to its marketable and non-marketable securities, put and call arrangements with the minority shareholders of its international subsidiaries and affiliates, foreign currency exposure related to its international operations and its Revolver. The Company places its marketable security investments in instruments that meet high credit quality standards as specified in the Company's investment policy guidelines. Marketable securities were approximately $1.0 million at June 30, 1999, all of which mature in less than one year. The Company invests in non-marketable securities after consideration of the financial condition of the borrower and the overall business relationship. Non-marketable securities were approximately $3.6 million at June 30, 1999. Non-marketable securities mature on the following dates, $92,000 in 1999, $473,000 in 2000, $150,000 in 2001,
$550,000 in 2002 and $2.3 million in 2005. Management believes that providing its minority shareholders, who generally also serve as employees of the subsidiary or affiliate, with an equity interest better aligns the minority owners' interests with that of the Company. The Company has entered into put and call arrangements with the minority owners of its international subsidiaries and affiliates since the Company generally prefers to ultimately own 100% of its international operations. Information about the Company's put and call arrangements is included in the Company's 1998 Form 10-K. The Company has not entered into foreign currency exchange forward contracts or derivative arrangements. The Company is exposed to foreign exchange rate fluctuations as the financial results of foreign operations are translated into U.S. dollars. The effect of foreign exchange rate fluctuations has not been material. Because foreign exchange exposure to these fluctuations increases with the size and scope of the Company's foreign operations, the Company is anticipating entering into a hedging program in 1999.

         The Revolver provides for unsecured LIBOR or base rate borrowings at the Company's option. A margin is added to the applicable LIBOR or base rate based upon the Company's ratio of total debt to annualized operating cash flow, as defined in the agreement. The interest rate at June 30, 1999 was 6.00% and $62.0 million was outstanding. The weighted-average interest rate for the three-month period ended June 30, 1999 was 6.10%. LIBOR loan maturities range from 30 to 180 days. The LIBOR loan outstanding at June 30, 1999 expired in July 1999 and was renewed for a 3 month LIBOR loan at an interest rate of 6.31%. Fair value approximated book value at June 30, 1999 due to the short-term maturity of the amount outstanding. Interest on LIBOR loans is paid at expiration or, for loans with an original maturity of greater than 90 days, both at 90 days from inception and on expiration. Interest on base rate loans is paid on March 31, June 30, September 30, and December 31. The Revolver matures in September 2001 and is subject to annual renewals thereafter. Borrowings may be repaid at any time without penalty subject to minimum repayment amounts.

                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings -  Not Applicable

Item 2.           Changes in Securities -

                           On January 13, 1999, the Company acquired 100% of the
                  common stock of TransLine Communications Corporation ("TransLine"). The total consideration paid was approximately $4.1 million composed of 207,529 shares of the Company's common stock (and an additional 5,112 shares of the Company's common stock as consideration for certain transaction fees). The issuance of the common stock to TransLine was exempt from registration under the Securities of 1933, as amended (the "Securities Act"), as a transaction not involving a public offering. In connection with the transaction, the Company granted TransLine certain rights to registration of the common stock under the Securities Act. Effective July, 30, 1999, the shares granted to the TransLine shareholders were registered on a Form S-3 registration statement.


Item 3.           Default Upon Senior Securities - Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders -

                  The Annual Meeting of Stockholders was held on April 22, 1999 at TNS Headquarters, 1939 Roland Clarke Place, Reston, Virginia 20191.

                  The stockholders voted on the following matters as set forth in the proxy statement:

                  1. ELECTION OF DIRECTORS. The stockholders voted to elect two Class II directors, John J. McDonnell, Jr. and Jurgen Manchot, to three-year terms expiring at the annual meeting of stockholders in 2002. The voting tabulation for each nominee was as follows:

                  John J. McDonnell, Jr. - 10,781,035 votes in favor of election and 399,829 votes withheld.

                  Jurgen Manchot - 10,779,161 votes in favor of election and 401,703 votes withheld.

                  The Company has a staggered board. In addition to the two Class I directors elected at the annual meeting of stockholders, the board has two Class I directors whose terms expires at the annual meeting in 2001: Joseph Squarzini, Jr., and Henry R. Nichols; and two Class III directors whose terms expire at the annual meeting in 2000: William N. Melton and Paolo L. Guidi.

                  2. INCREASE IN THE COMMON STOCK SUBJECT TO THE 1994 STOCK OPTION PLAN. The stockholders approved an increase in the aggregate number of shares of Common Stock authorized for issuance under the Company's 1994 Stock Option Plan, as amended, from 2,300,000 to 3,000,000 shares. The voting tabulation was as follows: 7,217,552 votes in favor of the increase; 2,479,731 votes against the increase; 27,319 abstentions; and 1,459,547 votes withheld.

                  3. EXPAND 1994 STOCK OPTION PLAN TO INCLUDE SUBSIDIARY EMPLOYEES. The stockholders approved an amendment to the Company's 1994 Stock Option Plan, as amended, to make all employees of majority-owned or controlled subsidiaries of the Company eligible for option grants. The voting tabulation was as follows: 9,718,484 votes in favor of the amendment; 1,388,391 votes against the amendment; 29,601 abstentions; and 44,388 votes withheld.

                  4. RATIFICATION OF INDEPENDENT ACCOUNTANTS. The stockholders ratified the selection of Arthur Andersen LLP as the Company's independent accountants for the current fiscal year. The voting tabulation was as follows: 11,173,913 votes in favor of the ratification; 4,450 votes against the ratification; and 2,501 abstentions.


Item 6.           Exhibits and Reports on Form 8-K

                  The Company filed a Current report on Form 8-K on July 29, 1999 reporting pursuant to Item 5 the Company's earnings release for the second quarter ended June 30, 1999 as reported on July 20, 1999.

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




                                              Transaction Network Services, Inc.
                                             (Registrant)



Date: August 11, 1999                            By: /s/ John J. McDonnell, Jr.
                                                    ----------------------------
                                                         John J. McDonnell, Jr.
                                                         President and Chief
                                                         Executive Officer



Date: August 11, 1999                             By: /s/ Henry H. Graham
                                                     ---------------------------
                                                         Henry H. Graham
                                                         Chief Financial Officer