Form 10-Q
period 1999-09-30
TRANSACTION NETWORK SERVICES INC
filed 1999-11-12
CIK 920231

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 1999

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. /X/ Yes / / No


     Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                   Shares Outstanding as of November 10, 1999
               14,747,787 Shares of Common Stock, $0.01 par value

                          PART I -FINANCIAL INFORMATION

Item 1.  Financial Statements

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                      SEPTEMBER 30,     DECEMBER 31,
                                                         1999               1998
                                                      ------------      --------------
                                                      (UNAUDITED)
                                       ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                          $ 27,241            $ 12,339
      Short-term investments                                  125               3,092
      Accounts receivable, net                             30,015              28,836
      Other current assets                                  8,738               5,477
                                                      ------------      --------------
          Total current assets                             66,119              49,744
                                                      ------------      --------------
EQUIPMENT, at cost:
      Network equipment                                    60,420              47,296
      Office equipment                                     13,562               7,381
      Less - Accumulated depreciation                     (29,775)            (20,897)
                                                      ------------      --------------
                                                           44,207              33,780
                                                      ------------      --------------
INTANGIBLE ASSETS:
      Software and intangibles                            101,093              93,404
      Less - Accumulated amortization                     (15,241)             (8,989)
                                                      ------------      --------------
                                                           85,852              84,415
                                                      ------------      --------------
OTHER  ASSETS                                               1,799               1,142
LONG-TERM INVESTMENTS                                       3,346               3,404
INVESTMENT IN UNCONSOLIDATED AFFILIATE                          -               2,374
                                                      ============      ==============
          Total assets                                  $ 201,323           $ 174,859
                                                      ============      ==============

                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Accounts payable and accrued expenses              $ 23,848            $ 28,532
LONG-TERM DEBT                                             62,883              59,325
OTHER                                                         617                 402
MINORITY INTEREST                                               -               2,423
                                                      ------------      --------------
          Total liabilities                                87,342              90,682
                                                      ------------      --------------
COMMITMENTS AND CONTINGENCIES:
STOCKHOLDERS' EQUITY :
      Common stock, $0.01 par value, 20,000 shares
          authorized, 14,170 and 13,191 shares
          issued, respectively                                142                 128
      Additional paid-in capital                           78,371              57,487
      Unearned compensation                                     -                 (16)
      Retained earnings                                    36,160              26,523
      Foreign currency translation                           (698)                 55
                                                      ------------      --------------
          Total stockholders' equity                      113,981              84,177
                                                      ------------      --------------
          Total liabilities and stockholders' equity    $ 201,323           $ 174,859
                                                      ============      ==============

  The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                    (in thousands, except per share amounts)




                                                              Three Months Ended                Nine Months Ended
                                                                 September 30,                    September 30,
                                                         -----------------------------   -----------------------------
                                                            1999              1998           1999            1998
                                                         -----------       -----------   -------------   -------------
Revenues                                                   $ 46,127          $ 25,582        $126,954        $ 64,092
Cost of network services                                     24,513            15,175          75,413          37,049
                                                         -----------       -----------   -------------   -------------
Gross profit                                                 21,614            10,407          51,541          27,043
                                                         -----------       -----------   -------------   -------------

Other operating expenses:
      Engineering & development                               1,735             1,370           4,662           3,538
      Selling, general & administrative                       5,611             3,152          14,631           8,337
      Depreciation                                            2,732             1,805           7,812           4,792
      Amortization of intangibles                             2,019             1,031           6,205           2,123
      Reserve for AMNEX assets (Note 2)                           -                 -             919               -
                                                         -----------       -----------   -------------   -------------
Total other operating expenses                               12,097             7,358          34,229          18,790
                                                         -----------       -----------   -------------   -------------

Income from operations before provision for
      income taxes, equity in earnings of
      affiliate and minority interest                         9,517             3,049          17,312           8,253

Interest expense                                             (1,126)                -          (3,051)              -
Interest income and other                                       379                54           1,253             910
                                                         -----------       -----------   -------------   -------------
Income before provision for income taxes                      8,770             3,103          15,514           9,163

Provision for income taxes                                    3,290             1,202           5,842           3,597

Equity in earnings of unconsolidated affiliate                    -               178              93             259
Minority interest in net income of
      consolidated subsidiary                                     -                20            (128)             20
                                                         -----------       -----------   -------------   -------------

Net income                                                  $ 5,480           $ 2,099           9,637         $ 5,845
                                                         ===========       ===========   =============   =============


 Diluted earnings per common share                         $ 0.38            $ 0.16         $ 0.69          $ 0.44
                                                         ===========       ===========   =============   =============

 Basic earnings per common share                           $ 0.41            $ 0.17         $ 0.73          $ 0.46
                                                         ===========       ===========   =============   =============

 Weighted average shares - diluted                           14,555            13,470          14,058           13,253
                                                         ===========       ===========   =============   =============

 Weighted average common shares - basic                      13,530            12,690          13,199           12,577
                                                         ===========       ===========   =============   =============


  The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                                             NINE MONTHS
                                                                                          ENDED SEPTEMBER 30,
                                                                                          1999          1998
                                                                                       -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                           $ 9,637       $ 5,845
     Adjustments to reconcile net income to net cash
         provided by operating activities:
         Depreciation and amortization                                                     14,017         6,915
         Stock option compensation                                                             16            22
         Equity in earnings of unconsolidated affiliate                                       (93)         (259)
         Deferred income taxes                                                                  -           (48)
         Income (Loss) applicable to minority interest                                        128           (20)
         Loss on disposals                                                                    145             -
         Reserve for AMNEX intangible assets (Note 2)                                         919             -
     Changes in assets and liabilities, net of impact of acquisitions:
            Accounts receivable                                                                16        (8,647)
            Other current assets                                                           (3,027)       (1,776)
            Other assets and liabilities                                                      215          (105)
            Accounts payable and accrued expenses                                          (8,725)        5,141
            Other assets                                                                       93             -
                                                                                       -----------   -----------
                Net cash provided by operating activities                                  13,341         7,068
                                                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchases of equipment                                                           (16,169)      (11,462)
         Purchases of intangible assets                                                    (3,010)            -
         Acquisitions, net of cash acquired                                                 2,214       (71,219)
         Investment in affilliate                                                          (2,551)       (1,959)
         Maturities of short-term investments                                               2,967         3,172
         Maturities (Purchases) of long-term investments                                        8         1,116
                                                                                       -----------   -----------
            Net cash used in investing activities                                         (16,541)      (80,352)
                                                                                       -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from options and employee stock purchase plan                            16,806           995
         Repayment of long-term debt                                                       (5,626)            -
         Proceeds from long-term debt borrowings                                            7,675        64,325
                                                                                       -------------------------
            Net cash provided by financing activities                                      18,855        65,320
                                                                                       -------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                                      (753)          213
NET  INCREASE (DECREASE) IN CASH AND CASH
            EQUIVALENTS                                                                    14,902        (7,751)
CASH AND CASH EQUIVALENTS, beginning of period                                             12,339        18,516
                                                                                       ===========   ===========
CASH AND CASH EQUIVALENTS, end of period                                                 $ 27,241      $ 10,765
                                                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Cash paid for income taxes                                                       $ 2,568        $4,221
                                                                                       ===========   ===========
         Cash paid for interest                                                           $ 1,247           $ -
                                                                                       ===========   ===========
         Fair value of assets acquired                                                    $ 7,496      $ 77,208
         Less:  cash paid, net                                                              2,214       (71,219)
                   value of stock issued                                                   (4,160)       (5,250)
                                                                                       ===========   ===========
         Liabilites assumed                                                               $ 5,550         $ 739
                                                                                       ===========   ===========
         Cancellation of note receivable in exchange for assets                                         $ 1,905
                                                                                                     ===========

  The accompanying notes are an integral part of these consolidated statements.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999
                                   (UNAUDITED)

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

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and include, in the opinion of the Company, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of interim period results. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. The Company believes that its disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K. The results of operations for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


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

SWITCHTRAN LIMITED

         In April 1998, the Company, through its majority owned Irish subsidiary Transaction Network Services Limited ("TNSL"), acquired a 50% interest in Atos Ireland Limited for approximately $2.0 million. Atos Ireland Limited has been renamed Switchtran Limited ("Switchtran"). Switchtran provides processing services, primarily for cash withdrawals, made from a network of ATM's located throughout Ireland. Prior to the acquisition, Atos Ireland Limited was a wholly-owned subsidiary of Sligos Payment Services PLC ("SPS"), which in turn is a majority-owned subsidiary of the Atos Group, a computer services company based in France. Under the terms of the acquisition, SPS was granted an option to sell its 50% interest in Switchtran to TNSL. In March 1999, SPS notified TNSL that they had elected to exercise their option. The exercise price was approximately $1.7 million and effective April 1, 1999 the Company began consolidating the results of Switchtran. The Switchtran acquisition is being accounted for as a purchase. Amounts allocated to intangible assets (goodwill) in the purchase accounting are being amortized on a straight-line basis over a period of 10 years. Prior, to the Company's acquisition of SPS' 50% interest, Switchtran was accounted for under the equity method of accounting.

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

         On September 10, 1998, the Company acquired from AT&T Corp. ("AT&T") the right to provide services under certain customer service contracts relating to AT&T's Transaction Access Service ("TAS") as well as certain equipment used by AT&T in furnishing this service. The consideration paid for these assets after arm's-length negotiations was approximately $64.3 million in cash, plus direct acquisition costs. The source of the funds used to acquire these assets was a revolving credit facility (the "Revolver") obtained in connection with this transaction. The Company purchased communication and other transitional services from AT&T until all of the TAS customers were migrated from the TAS network to the TNS network. The final TAS customers were migrated to the TNS network on or about September 15, 1999.

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

TRANSACTION NETWORK SERVICES (UK) LIMITED

         In September 1998 the Company entered into a joint venture named Transaction Network Services (UK) Limited ("TNSUK") in the United Kingdom with General Cable PLC. The Company purchased its 60% ownership interest in TNSUK for approximately $4.0 million in cash. TNSUK utilizes the Company's network technology, along with technology acquired in the acquisition of certain assets of SunTech and OmniLink, to provide point-of-sale and other transaction services in the UK. In August 1999 the Company acquired the remaining 40% interest in TNSUK from its minority partner for approximately $5.1 million in cash. The TNSUK acquisition is being accounted for as a purchase. Amounts allocated to intangible assets in the purchase accounting are being amortized on a straight-line basis over a period of 5 years. The purchase price allocations have been completed on a preliminary basis and are subject to adjustment, should new or additional facts about the business become known.


PRO FORMA FINANCIAL INFORMATION

         The unaudited pro forma information set forth below gives effect to the TAS and TransLine transactions as though each had occurred on January 1, 1998. The results of TransLine for the period from January 1, 1999 until closing on January 13, 1999, and the impact of the Switchtran transaction were not material. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated as of that time (unaudited, 000's omitted):



                                               Nine-Months Ended
                                               September 30, 1998
                                            ------------------------
         Revenues                                   $109,903
         Net income                                 $ 11,906
         Diluted earnings per share                 $   0.88
         Basic earnings per share                   $   0.93

RESERVE FOR AMNEX ASSETS

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


3. CREDIT AGREEMENT

       In March 1999, due to market conditions, the Company and the Company's primary lender agreed to temporarily reduce its Revolving Credit Facility (the "Revolver") from $75 million to $62 million. In June 1999, the Revolver was increased to its previous $75 million limit. The Revolver provides for unsecured LIBOR or base rate borrowings at the Company's option. A margin is added to the applicable LIBOR or base rate based upon the Company's ratio of total debt to annualized operating cash flow, as defined in the Revolver. The interest rate at September 30, 1999 was 6.31% and the weighted-average interest rate for the three-month period ended September 30, 1999 was 6.25%. The LIBOR loan outstanding at September 30, 1999 expired in October 1999 and the Revolver matures in September 2001. Fair value approximated book value at September 30, 1999 due to the short-term maturity of the amount outstanding.

4. EARNINGS PER SHARE

         The following reconciles the shares used in the calculations of basic and diluted earnings per share:


                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                1999          1998         1999         1998
                                              ----------   ----------   ----------   ----------
Weighted average shares outstanding - basic   13,529,812   12,690,391   13,199,409   12,576,744
Dilutive effect of  stock options              1,024,833      779,675      858,493      676,232
                                              ----------   ----------   ----------   ----------
Weighted average shares - dilutive            14,554,645   13,470,066   14,057,902   13,252,976
                                              ----------   ----------   ----------   ----------
Diluted earnings per share                    $     0.38   $     0.16   $     0.69   $     0.44
Basic earnings per share                      $     0.41   $     0.17   $     0.73   $     0.46


4.  COMPREHENSIVE INCOME

The total of net income and all other non-owner changes in equity consists of (unaudited, 000's omitted):


                                                 Three Months Ended        Nine Months Ended
                                                    September 30,            September 30,
                                                1999          1998         1999         1998
                                              ----------   ----------   ----------   ----------
               Net Income                      $5,480        $2,099       $9,637       $5,845
               Other Comprehensive Income:
               Currency Translation                92           276         (521)        268
                                              ----------   ----------   ----------   ----------
               Comprehensive Income            $5,572        $2,375       $9,116       $6,113
                                              ----------   ----------   ----------   ----------

5. SEGMENT INFORMATION

         The Company's reportable segments are strategic business units that offer different products and services. The Company classifies its business into four segments: the POS Division ("POS"), the Telecom Services Division ("TSD"), Financial Services Division ("FSD") and the International Systems Division ("ISD"). FSD and ISD have not met the quantitative threshold for separate reporting. The accounting policies for the segments are the same as those described in the summary of significant accounting policies included in the Company's 1998 Form 10-K. The Company evaluates performance based upon income from operations before amortization and depreciation. Interim information on the Company's business segments for the three and nine months ended September 30, 1999 and 1998 is presented below:


                                                               Three Months Ended     Three Months Ended
                                                               September 30, 1999     September 30, 1998
                                                               ------------------     ------------------
REVENUE:
  POS                                                                $31,076                $16,404
  TSD                                                                  9,781                  7,925
  All others                                                           5,270                  1,253
                                                                     -------                -------
     Total Revenue                                                   $46,127                $25,582
                                                                     -------                -------
OPERATING PROFIT:
  POS                                                                $10,714                 $4,879
  TSD                                                                  3,254                  2,132
  All others                                                             300                 (1,124)
                                                                     -------                -------
     Total                                                           $14,268                 $5,887
                                                                     -------                -------



                                                               Nine Months Ended      Nine Months Ended
                                                               September 30, 1999     September 30, 1998
                                                               ------------------     ------------------

REVENUE:
  POS                                                               $88,202                $39,394
  TSD                                                                26,754                 21,740
  All others                                                         11,998                  2,958
                                                                   --------                -------
     Total Revenue                                                 $126,954                $64,092
                                                                   --------                -------

OPERATING PROFIT:
  POS                                                               $22,621                $12,225
  TSD                                                                 9,385                  5,278
  All others                                                            242                 (2,333)
                                                                   --------                -------
     Total                                                          $32,248                $15,170
                                                                   --------                -------

Item 2.

               TRANSACTION NETWORK SERVICES, INC. AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENTS

         Certain information included in this document may be deemed to be "forward looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward looking statements. Such statements are characterized by terminology such as "believe," "anticipate," "should," "intend," "plan," "will," "expects," "estimates," "projects," "positioned," "strategy," and similar expressions. These statements are based on assumptions and assessments made by the Company's management in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. These forward looking statements are subject to a number of risks and uncertainties, including but not limited to continuation of the Company's long standing relationships with major customers and vendors, the Company's ability to integrate acquired businesses and purchased assets into its operations and realize planned synergies, the extent to which acquired businesses and assets are able to meet the Company's expectations and operate profitably, the costs associated with establishing the Company's own "800" access service, technological and customer related issues associated with the migration of acquired businesses to the Company's networks and infrastructure, the impact of future revisions to the cost of the Company's network services under the Telecommunications
Act of 1996, competition, technological change, the ability to develop new services, dependence on proprietary rights, dependence on key employees, changes in government regulation, the impact of the Year 2000 issue, seasonality and fluctuations in quarterly results. In addition, the Company is subject to risks and uncertainties that affect the technology sector generally including, but not limited to, economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Any such forward looking statements are not guarantees of future performances and actual results, developments and business decisions may differ from those envisaged by such forward looking statements. The Company disclaims any duty to update any forward looking statements, all of which are expressly qualified by the foregoing. The forward looking statements in Management's Discussion and Analysis do not take into account the Company's proposed merger with PSINet Inc. and do not address possible future results of operations of the Company and PSINet Inc. after the merger.

PSINET PROPOSED ACQUISITION

         On August 22, 1999, the Company entered into a definitive agreement to be acquired by PSINet Inc. ("PSINet"). Subject to the terms and conditions of the merger agreement, the Company will merge with and into a wholly-owned subsidiary of PSINet. At the effective time of the merger, the separate corporate existence of the Company will end. PSINet's subsidiary will be the surviving corporation in the merger and will continue its corporate existence as a wholly-owned subsidiary of PSINet under the name "Transaction Network Services, Inc." As consideration for the merger, the Company's shareholders will receive, in the aggregate, approximately $351,204,507 in cash and approximately 7,804,546 shares of PSINet common stock. The Company's shareholders are scheduled to vote on the merger agreement and the transactions contemplated in that agreement on November 23, 1999.

RESULTS OF OPERATIONS

REVENUES

         Total revenues increased by 80% to $46,127,000 for the three-month period ended September 30, 1999 from $25,582,000 for the same period in 1998 and by 98% to $126,954,000 for the first nine months of 1999 from $64,092,000 for the same period in 1998.

         POS services revenue increased by 89% to $31,076,000 from $16,404,000 for the three months ended September 30, 1999 versus the comparable period in 1998 and by 124% to $88,202,000 from $39,394,000 for the first nine months of 1999 versus the same period in 1998. The growth in POS services revenue resulted primarily from the transaction volume and associated revenue related to the September 1998 acquisition of AT&T Corp's ("AT&T") Transaction Access Service ("TAS") as well as an increase in transaction volume and associated revenue from the Company's historical POS customers. POS transaction volume increased by 76% to 1.6 billion transactions for the third quarter of 1999 from 907 million transactions in the third quarter of 1998. POS transaction revenue per transaction was $0.019 for the three months ended September 30, 1999 and $0.016 for the comparable period in 1998. The increase in transaction revenue per transaction is primarily attributed to the TAS acquisition as the transaction revenue per transaction under the TAS contracts is greater than the Company's average transaction revenue per transaction for its historical POS customers.

         Telecommunications services revenue increased by 23% to $9,781,000 from $7,925,000 for the three months ended September 30, 1999 versus the comparable period in 1998 and by 23% to $26,754,000 from $21,740,000 for the first nine months of 1999 versus the same period in 1998. The growth in revenue was primarily due to growth in queries processed for the Company's telecommunications customers and from an increase in other telecommunications services revenues, including revenues from the Company's CARD*TEL-Registered Trademark-, LEConnect-Registered Trademark-, SS7 and local number portability services.

         Financial Services Division revenue increased by 187% to $1,876,000 for the three months ended September 30, 1999 versus $662,000 for the same period in 1998 and by 325% to $5,183,000 from $1,285,000 for the first nine months of 1999 versus the same period in 1998. The growth in revenue was due to growth in the number of customers and the associated connections to the Company's financial services network and from revenues associated with the January 1999 TransLine acquisition. The TransLine acquisition contributed $825,000 of revenues for the three months ended September 30, 1999 and $2,443,000 for the first nine months of 1999.

         International Systems Division revenue increased by 499% to $3,394,000 in the third quarter of 1999 compared to $591,000 for the same period in 1998 and by 300% to $6,815,000 from $1,673,000 for the first nine months of 1999 versus the same period in 1998. The increase is due to revenues associated with Transaction Network Services (UK) Limited ("TNSUK"), revenues from Switchtran Limited ("Switchtran"), and increases in royalties and software license fees. TNSUK contributed $1,704,000 of revenue for the third quarter of 1999, and $4,013,000 for the first nine months of 1999. Effective April 1, 1999 the Company began consolidating the results of Switchtran after obtaining 100% ownership through a put arrangement with the joint venture partner. Switchtran contributed approximately $462,000 of revenues for the third quarter of 1999. From the Company's April 1998 investment in Switchtran until March 31, 1999, Switchtran's financial results were accounted for under the equity method of accounting.

COST OF NETWORK SERVICES AND GROSS PROFIT

         Cost of network services increased by 62% to $24,513,000 for the third quarter of 1999 from $15,175,000 for the third quarter of 1998 and by 104% to $75,413,000 from $37,049,000 for the first nine months of 1999 versus the same period in 1998. This growth resulted primarily from increases in communication and usage charges resulting from increased transaction and query volumes, including transactions associated with the TAS acquisition. Gross profit represented approximately 47% of total revenues for the third quarter of 1999 compared to 41% for the third quarter of 1998 and 41% for the first nine months of 1999 versus 42% for the same period in 1998. The decrease in gross profit as a percentage of total revenues for the nine months ended
  September 30, 1999 is largely attributed to the transitional communications services rates associated with the TAS acquisition and the Company's efforts to accommodate the TAS traffic. These efforts included increases in employees and network capacity, each of which increased the cost of network services. The decrease in gross margin percentage was also attributed to costs associated with the Company's expansion of its own on-network "800" access service and the impact of certain charges instituted in the recent phase of Access Reform. As of on or about September 15, 1999, 100% of the TAS transactions were transitioned off of the TAS network and onto the Company's network facilities. However, there were disproportionate expenses associated with the operation of the TAS Network until 100% of the TAS traffic was migrated onto the Company's network.

         In May 1997, pursuant to the Telecommunications Act of 1996 (the "1996 Act"), the FCC implemented rules and regulations referred to as Access Charge Reform ("Access Reform"). The initial phase of Access Reform, implemented in July 1997, resulted in a decrease in certain components of the Company's variable cost per transaction, and as a result, lowered the Company's network costs. The second and third phases of Access Reform were implemented in January and July 1998, respectively. The second and third phases of Access Reform resulted in an additional decrease in certain components of the Company's variable cost per transaction; however, both phases increased certain of the Company's fixed monthly recurring charges and instituted certain new fixed charges. The changes in access charges instituted by the third phase of Access Reform resulted in an increase in fixed charges which more than offset the reduction in variable costs per transaction. Further changes to access charges due to Access Reform are scheduled to be implemented in 2000. The
Company believes that future revisions may reduce its network costs because the Company believes the increased charges are not in accordance with the spirit of Access Reform that is intended to reduce overall access charges. However, there can be no assurance that the future phases of Access Reform will result in reductions to the Company's network costs and, in fact, they may increase. The ultimate impact of Access Reform is dependent upon, among other things 1) the ability to increase transaction volumes, which benefits the Company when lower variable costs are instituted, 2) the nature and amount of fixed charges, 3) any other future actions by the FCC, and 4) the ability of the Company to modify its network design to react to pricing revisions. Accordingly, the impact of Access Reform on the Company's future network access costs is unknown, and the Company cannot predict the timing, outcome or effects of the FCC's regulations or of any future tariff matters.

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

         Future gross profit margin percentages depend on a number of factors including total transaction and query volume growth, the relative growth and contribution to total transaction volume of each of the Company's customers, the success of the Company's new service offerings including recent acquisitions, the timing and extent of the Company's network expansion, including it own "800" access service and the impact of Access Reform. In addition, any significant loss or significant reduction in the growth of transaction volume could lead to a decline in gross margin since significant portions of network costs are fixed costs. As a result, maintaining historical gross margin levels depends in part on growth in transaction volume generating economies of scale.

ENGINEERING AND DEVELOPMENT EXPENSES

         Engineering and development ("E&D") expense increased by 27% to $1,735,000 for the third quarter of 1999 from $1,370,000 for the third quarter of 1998 and by 32% to $4,662,000 from $3,538,000 for the first nine months of 1999 versus the same period in 1998. E&D expenses increased primarily from the additional employees and related expenses required to support the Company's expanded operations. E&D expenses represented approximately 4% of revenues for the third quarter of 1999, 6% of revenues for the third quarter of 1998, 4% of revenues for the first nine months of 1999 and 6% of revenues for the first nine months of 1998. These decreases in E&D expenses as a percentage of revenues, are due to an increase in revenues primarily associated with the TAS acquisition, without a corresponding proportional increase in E&D expenses and the capitalization of software costs in 1999. The Company capitalized approximately $766,000 of software costs in the third quarter of 1999 and $2,116,000 in the first nine months of 1999 under a new accounting standard which became effective January 1, 1999.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

         Selling, general and administrative ("SG&A") expenses increased by 78% to $5,611,000 for the third quarter of 1999 from $3,152,000 for the third quarter of 1998 and increased by 75% to $14,631,000 from $8,337,000 for the first nine months of 1999 versus the same period in 1998. SG&A expenses increased primarily from the additional employees and related expenses required to support the Company's revenue growth and international expansion and from the employees and related costs associated with the OmniLink acquisition. SG&A expenses for the Company's International Systems Division increased by 87% to $1,119,000 for the third quarter of 1999 from $597,000 for the third quarter of 1998 and increased by 112% to $2,666,000 for the first nine months of 1999 from $1,260,000 for the first nine months of 1998. SG&A expenses represented 12% of revenues for the third quarter of 1999, 12% of revenues for the third quarter of 1998, 12% of revenues for the first nine months of 1999 and 13% of revenues for the first nine months of 1998. The decrease in SG&A expenses as a percentage of revenues for the first nine months of 1999 is due to an increase in revenues, primarily associated with the TAS acquisition, without a corresponding proportional increase in SG&A expenses. The decrease is reduced by the Company's international activities where SG&A expenses as a percentage of revenues have been greater than Company's historical percentages. SG&A expenses for the Company's International Systems Division ("ISD") represented 33% of ISD revenues for the third quarter of 1999, 101% of ISD revenues for the third quarter of 1998, 39% of ISD revenues for the first nine months of 1999 and 75% of ISD revenues for the first nine months of 1998.

DEPRECIATION

         Depreciation expense increased by 51% to $2,732,000 for the third quarter of 1999 from $1,805,000 for the third quarter of 1998 and by 63% to $7,812,000 from $4,792,000 for the first nine months of 1999 versus the same period in 1998. Depreciation expense increased primarily as a result of the acquisition of capital equipment for network expansion to support the growth in the Company's business. Depreciation expense represented 6% of revenues for the third quarter of 1999, 7% of revenues for the third quarter of 1998, 6% of revenues for the first nine months of 1999 and 7% of revenues for the first nine months of 1998. These decreases are due to an increase in revenues, primarily associated with the TAS acquisition, without a corresponding proportional increase in depreciation expenses due to increased usage of the Company's network.

         The Company purchased approximately $5.5 million of equipment for the third quarter of 1999 and $16.1 million for the first nine months of 1999. These amounts include approximately $815,000 of software costs capitalized in the third quarter of 1999 and $2,282,000 of software costs capitalized in the first nine months of 1999 under a new accounting standard. While certain of the Company's network equipment will become fully depreciated in 1999, depreciation expense is expected to increase in absolute dollars due to the deployment of the equipment necessary to support the TAS acquisition, and to a lesser extent, due to the Company's plans for international network expansion.

AMORTIZATION OF INTANGIBLES

         Amortization expense increased by 96% to $2,019,000 for the third quarter of 1999 from $1,031,000 for the third quarter of 1998 and by 192% to $6,205,000 from $2,123,000 for the first nine months of 1999 versus the same period in 1998. The increase is attributable to the amortization of intangible assets associated with the TAS, SunTech, OmniLink, TransLine, Switchtran and TNSUK transactions.

RESERVE FOR AMNEX ASSETS

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

INTEREST EXPENSE AND INTEREST INCOME

         Net interest resulted in an expense of $747,000 for the third quarter of 1999 compared to interest income of $54,000 for the third quarter of 1998 and an expense of $1,798,000 for the first nine months of 1999 versus interest income of $910,000 for the same period in 1998. The Company incurred $1,126,000 of interest expense in the third quarter of 1999 and $3,051,000 for the first nine months of 1999 primarily associated with borrowings made in connection with the TAS acquisition.

INCOME TAXES

         The effective tax rate decreased from 40% for the third quarter of 1998 to 37% for the third quarter of 1999. This decrease is the result of a lower effective tax rate for the Company's international operations than the effective tax rate in the United States and the utilization of net operating loss carryforwards by TNSUK. The Company's international operations resulted in net income of $186,000 for the third quarter of 1999 compared to a loss of $201,000 for the third quarter of 1998. The Company's future effective tax rates will be largely dependent upon the results of the Company's international activities. The Company has not recorded tax assets for losses incurred at certain of its foreign subsidiaries. If these subsidiaries demonstrate sustained profitability the Company may experience a lower effective tax rate due to the utilization of the loss carryforwards and a lower effective tax rate in Ireland than in the United States.

EARNINGS PER SHARE

         Diluted earnings per share increased by 138% to $0.38 for the third quarter of 1999 from $0.16 for the third quarter of 1998 and increased by 57% to $0.69 for the first nine months of 1999 from $0.44 for the first nine months of 1998. Basic earnings per share increased by 141% to $0.41 for the third quarter of 1999 from $0.17 for the third quarter of 1998 and increased by 59% to $0.73 for the first nine months of 1999 from $0.46 for the first nine months of 1998.

         The weighted-average number of shares outstanding used to calculate basic and diluted earnings per share increased by 8% for the third quarter of 1999 from the third quarter of 1998 primarily because of the accelerated vesting of unvested stock options held by Company employees in connection with the signing of the merger agreement with PSINet on August 22, 1999 and because of the issuance of 212,641 shares in connection with the January 13, 1999 TransLine acquisition.


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

         To the extent that the Company is not able to test technology provided by its vendors, the Company is seeking assurances from such vendors that their systems are Year 2000 Compatible. Not all of the Company's significant vendors and third parties have provided the Company with Year 2000 compatibility statements. Despite the Company's testing and whatever assurances the Company may receive from developers of products incorporated into the Company's products and service offerings, the Company's products and service offerings may contain undetected errors or defects associated with Year 2000 date functions. The goal was to have the mission-critical networks, applications and systems within its control Year 2000 Compatible by August 31, 1999. The Company has largely completed the deployment of necessary software to its networks, applications and systems, though some testing continues. The Company received a corrective software patch from one vendor in October 1999 and is in the process of deploying that patch. Based upon the deployment and testing performed to date, the Company believes that the portions of its mission-critical networks, applications and systems within its control are Year 2000 Compatible; however, there can be no assurances that the Company has identified every factor or component which may render its product or service not Year 2000 Compatible. In addition to administering the implementation of necessary upgrades for Year 2000 compatibility, the Company has developed a contingency plan to address any potential problems that may occur with its network as it enters the Year 2000. Known or unknown errors or defects in the Company's products or service offerings could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, any of which could impair the Company's finances or business prospects.

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

LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 1999, the principal sources of liquidity were cash and cash equivalents of $27,241,000, short-term investments of $125,000 and $13.0 million of availability under the Revolver. At September 30, 1999, approximately $3.0 million of cash and cash equivalents were held by TNSUK and TNSL majority owned subsidiaries. Non-marketable securities were approximately $3.6 million at September 30, 1999. The Company invests in non-marketable securities after consideration of the financial condition of the borrower and the overall business relationship. Non-marketable securities mature on the following dates, $92,000 in 1999, $473,000 in 2000, $150,000 in
2001, $550,000 in 2002 and $2.3 million in 2005.

         Net cash provided by operating activities was $13,341,000 for the first nine months of 1999 and $7,068,000 for the same period in 1998. Depreciation and amortization increased by $7,102,000 for the comparable nine-month periods.
This increase is attributable to costs associated with network expansion and increased acquisition costs. Accounts receivable, accounts payable and accrued expenses utilized $8,715,000 of cash for the first nine months of 1999 versus a use of $3,506,000 for the same period in 1998. The $8,731,000 reduction in accounts payable and accrued expenses for the nine months ended September 30, 1999 is attributed to a decline in the amounts due to AT&T for transition services from $16,302,000 at December 31, 1998 to $112,000 at September 30, 1999

         Investing activities used $16,541,000 for the first nine months of 1999, as compared to a use of $80,352,000 for the first nine months of 1998. In the first nine months of 1998, the Company paid $12,243,000 for the acquisition of SunTech, $1,999,000 to acquire a 50% interest in Switchtran, approximately $4.0 million to acquire a 60% interest in TNS UK and $64.3 million for the TAS transaction. In the first nine months of 1999, the Company acquired TransLine Communications, Inc. for approximately $4.1 million in TNS stock, acquired the remaining 50% interest in Switchtran from its joint venture partner for approximately $1.7 million and acquired the remaining 40%
interest in TNS UK from its joint venture partner for approximately $5.1 million. TransLine was acquired through the issuance of 212,641 shares of TNS common stock and included $217,000 in acquisition costs paid in cash. The acquisitions of Switchtran, TNS UK and TransLine provided $2,214,000 of cash for the nine months ended September 30, 1999 since, at acquisition, Switchtran had approximately $2.4 million of cash and the purchase price liability assumed at acquisition was paid in July 1999 and TNS UK had approximately $1.2 million of cash. The Company purchased $16,169,000 of equipment in the first nine months of 1999 and $11,462,000 in the first nine months of 1998. The increase was primarily due to equipment purchases required to increase network capacity related to the TAS acquisition and transaction increases from existing customers, the expansion of the Company's "800" network, international expansion and the capitalization of $2,282,000 of software costs in the first nine months of 1999. The net proceeds from the maturities of short and long-term investments were $2,975,000 for the first nine months of 1999 and $4,288,000 for the first nine months of 1998.

         Financing activities provided $18,855,000 for the first nine months of 1999, and $65,320,000 for the first nine months of 1998. The Company received $7,675,000 in proceeds for borrowings under the Revolver and repaid $5,626,000 ($5.0 million under the Revolver) during the first nine months of 1999. Proceeds from the exercise of stock options and the Company's employee stock purchase plan were $16,806,000 for the first nine months of 1999 and $995,000 for the first nine months of 1998.

         The Company believes that its existing cash, investment balances, availability under the Revolver, and cash flows generated by operations will be sufficient to meet the capital needs of its current business activities for the foreseeable future.

NEW ACCOUNTING STANDARDS

         In March 1998, the AICPA issued Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use", ("SOP 98-1"). SOP 98-1 requires the Company to capitalize internal computer software costs once certain capitalization criteria are met. SOP 98-1 was effective January 1, 1999. The Company capitalized approximately $2,282,000 of software costs in the nine-month period ended September 30, 1999 under SOP 98-1. These costs will be amortized over the useful lives of the related projects, presently five years. In June 1998, the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 establishes accounting and reporting standards for derivative instruments including instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 1999, the FASB issued Statement No. 137 that deferred the adoption date of SFAS 133. The Company will now be required to adopt Statement No. 133 on January 1, 2001. Statement No. 133 will not be applied retroactively to the financial statements of prior periods. The Company has not yet determined the impact of adopting Statement No. 133.

INFLATION

         Inflation is not a material factor affecting the Company's business and has not had a significant effect on the Company's operations to date.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company has no financial instruments entered into for trading purposes. The Company's primary market risk exposure is related to its marketable and non-marketable securities, put and call arrangements with the minority shareholders of its international subsidiaries and affiliates, foreign currency exposure related to its international operations and its Revolver. The Company places its marketable security investments in instruments that meet high credit quality standards as specified in the Company's investment policy guidelines. The Company invests in non-marketable securities after consideration of the financial condition of the borrower and the overall business relationship. Non-marketable securities were approximately $3.6 million at September 30, 1999. Non-marketable securities mature on the following dates, $92,000 in 1999, $473,000 in 2000, $150,000 in 2001, $550,000 in 2002 and $2.3
million in 2005. Management believes that providing its minority shareholders, who generally also serve as employees of the subsidiary or affiliate, with an equity interest better aligns the minority owners' interests with that of the Company. The Company has entered into put and call arrangements with the minority owners of its international subsidiaries and affiliates since the Company generally prefers to ultimately own 100% of its international operations. Information about the Company's put and call arrangements is included in the Company's 1998 Form 10-K. The Company has not entered into foreign currency exchange forward contracts or derivative arrangements. The Company is exposed to foreign exchange rate fluctuations as the financial results of foreign operations are translated into U.S. dollars. The effect of foreign exchange rate fluctuations has not been material.

         The Revolver provides for unsecured LIBOR or base rate borrowings at the Company's option. A margin is added to the applicable LIBOR or base rate based upon the Company's ratio of total debt to annualized operating cash flow, as defined in the agreement. The interest rate at September 30, 1999 was 6.31% and $62 million was outstanding. The weighted-average interest rate for the three-month period ended September 30, 1999 was 6.25%. LIBOR loan maturities range from 30 to 180 days. The LIBOR loan outstanding at September 30, 1999 expired in October 1999 and was renewed for a one month LIBOR loan at an interest rate of 6.41%. Fair value approximated book value at September 30, 1999 due to the short-term maturity of the amount outstanding. Interest on LIBOR loans is paid at expiration or, for loans with an original maturity of greater than 90 days, both at 90 days from inception and on expiration. Interest on base rate loans is paid on March 31, June 30, September 30, and December 31. The Revolver matures in September 2001 and is subject to annual renewals thereafter. Borrowings may be repaid at any time without penalty subject to minimum repayment amounts.


                           PART II - OTHER INFORMATION


Item 1.           Legal Proceedings -  Not Applicable

Item 2.           Changes in Securities -

                           On August 22, 1999, the Company entered into a
                  definitive agreement to be acquired by PSINet Inc. ("PSINet"). In connection with the signing of the merger agreement, unvested stock options held by employees of the Company immediately vested.


Item 3.           Default Upon Senior Securities - Not Applicable

Item 4.           Submission of Matters to a Vote of Security Holders -

                  A Special Meeting of Stockholders has been called for November 23, 1999 at 9:00 a.m. at TNS Headquarters, 1939 Roland Clarke Place, Reston, Virginia 20191.

                  The stockholders will vote on the following matters as set forth in the proxy statement:

                           To consider and vote upon a proposal to adopt the agreement and plan of merger among PSINet Inc., PSINet Shelf I Inc. (a wholly-owned subsidiary of PSINet Inc.) and Transaction Network Services, Inc., and to approve the transactions contemplated in that agreement.

Item 6.           Exhibits and Reports on Form 8-K

                  - The Company filed a Current report on Form 8-K on July 29, 1999 reporting pursuant to Item 5 the Company's earnings release for the second quarter ended June 30, 1999 as reported on July 20, 1999.
                  - The Company filed a Current report on Form 8-K on August 23, 1999 reporting pursuant to Item 5 that the Company had entered into an agreement to be acquired by PSINet Inc. on August 22, 1999.
                  - The Company filed a Current report on Form 8-K on October 25, 1999 reporting pursuant to Item 5 the Company's earnings release for the third quarter ended September 30, 1999 as reported on October 20, 1999.

                  (a.)     Exhibits.

                           10.1     Employment Agreement dated July 1, 1999
                                    between the Company and John J. McDonnell,
                                    Jr.
                           10.2     Form of Change in Control Agreement between
                                    the Company and certain of the Company's
                                    executive officers
                           27       Financial Data Schedule.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Transaction Network Services, Inc.
                                    (Registrant)



Date: November 12, 1999             By: /s/ JOHN J. MCDONNELL, JR.
                                        ---------------------------------------
                                            John J. McDonnell, Jr.
                                            President and Chief
                                            Executive Officer



Date: November 12, 1999             By: /s/ HENRY H. GRAHAM
                                        ---------------------------------------
                                            Henry H. Graham
                                            Chief Financial Officer

EXHIBIT 10.1


                              EMPLOYMENT AGREEMENT

         THIS EMPLOYMENT AGREEMENT dated as of July 1, 1999 ("Agreement"), is by and between Transaction Network Services, Inc., a Delaware corporation ("TNS" or the "Company") and John J. McDonnell, Jr. ("McDonnell").

         WHEREAS McDonnell has been employed as President and Chief Executive Officer of TNS continuously since McDonnell founded TNS in August 20, 1990;

         WHEREAS the Board of Directors of TNS (the "Board" or "Board of Directors") has determined that it is in the best interest of TNS and its shareholders to continue to employ McDonnell as President and Chief Executive Office and McDonnell desires to continue his employment in such capacity;

         NOW, THEREFORE TNS and McDonnell, in consideration of the mutual covenants and promises contained herein, do hereby agree as follows:

         1. ACCEPTANCE OF EMPLOYMENT. Subject to the terms and conditions set forth below, TNS agrees to employ McDonnell and McDonnell accepts such employment.

         2. TERM. The period of employment shall be from July 1, 1999 through December 31, 2002, unless further extended or sooner terminated as hereinafter set forth. Such employment period shall be automatically extended for successive eighteen (18) month terms on January 1, 2003 and following the expiration of each extension term unless one party hereto has provided the other with at least six (6) months' prior written notice of their intention to allow this Agreement to expire at the end of such initial or extended term, in which event the employment period will terminate on the last day of such term.

         3. POSITION AND DUTIES. McDonnell shall serve as President and Chief Executive Officer of TNS with the duties described in TNS's By-Laws, as in effect on the date hereof, and as otherwise customarily performed by the chief executive officer of a company. McDonnell shall generally perform his duties and services from TNS' offices in Reston, Virginia and shall not be required by TNS to be personally based or transferred anywhere other than the metropolitan area in which his office in TNS' headquarters is now located, without McDonnell's prior written consent. McDonnell shall devote substantially all of his working time and attention to the business and affairs of TNS, except (i) with respect to incidental business activities, including the management of his personal investments and outside directorships, which shall be fully disclosed to the Board of

Directors prior to engaging in such activities and which, in the determination of the Board of Directors, do not cause a conflict of interest or interfere with McDonnell's performance of his duties under this Agreement, and (ii) as otherwise approved by the Board of Directors.

         During the term of this Agreement, TNS shall nominate and take such action as may be necessary or appropriate to seek stockholder election of McDonnell to TNS's Board of Directors. McDonnell agrees to resign from the Board of Directors in connection with, and effective upon, termination of his employment with TNS, UNLESS specifically requested by the Board of Directors to complete his term.

         4.       COMPENSATION AND RELATED MATTERS.

                  (a) BASE SALARY. McDonnell shall receive a base salary of $450,000 per annum ("Base Salary") payable in accordance with the payroll procedures for TNS's salaried employees in effect during the term of this Agreement. The Base Salary shall be subject to annual review and possible increase by the Board of Directors, but shall not be decreased during the initial term or any extended term of this Agreement.

                  (b) ELIGIBILITY FOR BONUSES. McDonnell shall be eligible to receive an annual bonus during the initial term and any extended term of this Agreement. The Company, upon recommendation by the Compensation Committee of the Board of Directors, shall establish a bonus arrangement for McDonnell. The target amount for each such bonus shall be equal to a percentage of McDonnell's Base Salary for the year for which the bonus is to be paid. Such bonuses shall be based upon the Board-approved budgetary earnings per share achieved during the year. The bonuses paid under this Section 4(b) may range from none to four times Base Salary.

                  (c) STOCK OPTIONS. In each calendar year during the term of this Agreement (and for any renewals thereof), McDonnell shall be granted options to purchase shares of Common Stock, par value $0.01 per share of TNS ("Common Stock") pursuant to the TNS 1994 Stock Option Plan, as amended, or any successor plan (collectively, the "Plan"). The target amount of options for McDonnell during the term of this Agreement shall be 70,000 per year; provided, however, that the actual number of options granted each year shall be at the discretion of the Compensation Committee of the Board of Directors based upon its evaluation of the Company's and McDonnell's performance during the twelve
(12) months prior to such grant. The exercise price of each option grant shall be the fair market value of the Common Stock as of the date of grant, and the vesting schedule will be monthly for four years from the date of grant (i.e., 1/48th per month). The date of issuance for each grant shall be determined at the discretion of the TNS Compensation Committee. All other terms of each option agreement (including but not limited to change of control and acceleration) shall be set in accordance with the provisions of the Plan as in effect as of the date of this Agreement. To the extent it is able, TNS agrees to reserve a sufficient number of shares under the Plan and to take such other action as may be necessary or appropriate to amend the Plan in order to give effect to this
Section 4(c).

                  (d) BUSINESS EXPENSES. McDonnell shall be entitled to reimbursement of reasonable and ordinary business-related expenses consistent with TNS's policies in effect from time to time.

                  (e) FRINGE BENEFITS. In addition to any benefits specifically set forth herein, McDonnell shall be entitled to all employee benefits made available now or in the future to other officers of TNS.

                         (i) TNS shall allow McDonnell at his request to use
Company aircraft for personal travel for up to ten percent (10%) of the flight hours allocated to TNS per year, provided that TNS business travel shall have priority of use of McDonnell's personal travel requirements. McDonnell shall reimburse TNS for his use of Company aircraft hereunder at the Standard Industry Fare Level ("SIFL"), set by the Department of Transportation from time to time as required by IRS Rules Section 1.61-21(g).

                         (ii) TNS shall reimburse McDonnell on an annual basis
for the premiums paid by McDonnell with respect to a $5,000,000 term life insurance policy (which policy shall be owned by McDonnell), plus an amount sufficient to pay all federal, state and local taxes applicable to such payment.

                         (iii) TNS shall reimburse McDonnell on an annual basis
for premiums paid by McDonnell with respect to a disability policy selected by McDonnell providing for benefits of up to sixty percent (60%) of McDonnell's Base Salary (calculated in accordance with the terms of such policy), plus an amount sufficient to pay all federal, state and local taxes applicable to such payment.

                  (f) VACATIONS. McDonnell shall be entitled to paid vacation in each calendar year consistent with the TNS vacation policy applicable to executive officers of the rank of Vice President and above (currently 5 weeks per calendar year, with full tenure credit since August 1990). McDonnell shall be entitled to all paid holidays observed by TNS.

                  (g) INDEMNIFICATION. McDonnell shall be fully indemnified by TNS and its successors in his capacity as an officer and director (if applicable) of TNS to the full extent permitted by Delaware law, and shall be defended and held harmless, absolutely, irrevocably and forever by TNS and its successor to the full extent permitted by Delaware law, from and against all claims, demands, liabilities, costs, expenses, damages and causes of action of any nature whatsoever, arising out of or incidental to the execution of McDonnell's duties and responsibilities hereunder regarding any matters or actions McDonnell undertook or performed within the course and scope of his duties and responsibilities as an officer, employee and director of TNS, including without limitation advances by TNS to McDonnell for the payment of legal fees and expenses, provided that McDonnell shall advise TNS promptly of any such claim or litigation against him and cooperate fully with TNS in connection therewith, and provided further that TNS shall have the right to assume and control the defense of such action and to take such action as is reasonably necessary to discharge its obligations hereunder. In addition, TNS shall include McDonnell as a named insured in any Director sand Officers Liability Insurance policy or policies maintained by TNS for its directors and officers. The provisions of this Section 4(g) shall survive the expiration, suspension or termination, for any reason, of this Agreement.

         5. TERMINATION OF EMPLOYMENT/EFFECT OF TERMINATION.

                  (a) DEATH. McDonnell's employment hereunder shall terminate upon his death, in which event TNS shall have no further obligation to McDonnell or his estate with respect to compensation, other than (i) the disposition of life insurance and related benefits, accrued and unpaid Base Salary, accrued vacation, and earned incentive compensation for periods prior to the date of termination, and (ii) all stock options awarded to McDonnell under the Plan at any time during his employment with the Company shall be fully vested as of the date of termination.

                  (b) BY MCDONNELL. McDonnell may terminate this agreement upon ninety (90) days' prior written notice to TNS. In the event McDonnell's employment is terminated pursuant to this section 5(b), TNS's only obligation to McDonnell will be the payment of any accrued and unpaid Base Salary, accrued vacation, and earned incentive compensation for the period from the date written notice is given by McDonnell, plus 90 days (or such later period if McDonnell agrees to work beyond 90 days).

                  (c) BY TNS FOR DISABILITY. If McDonnell incurs a disability and such disability continues for a period of twelve (12) consecutive months, then TNS may terminate McDonnell's employment upon written notice to McDonnell, in which event TNS shall continue to pay McDonnell his full salary and benefits with respect to compensation under Section 4 of this Agreement until McDonnell becomes eligible for disability income payments under TNS's disability income plan. While receiving disability income payments under such plan, TNS shall continue to pay McDonnell the difference between such disability income payments and his Base Salary until the expiration date of this Agreement, including any and all extensions. In addition, McDonnell shall be entitled to continue participation in all benefit plans provided for under Section 4 for the remainder of the then-current term of this Agreement. The term "disability" means a physical or mental illness that will prevent McDonnell from doing substantial gainful work for at least twelve (12) months. If McDonnell becomes entitled to Social Security benefits payable on account of disability, he will be conclusively deemed to be disabled for purposes of this Agreement.

                  (d) BY TNS FOR CAUSE. The Board of Directors of TNS may terminate this Agreement for Cause. "Cause" shall be defined as: (i) the continued failure by McDonnell to perform his material responsibilities and duties toward the Company (other than any such failure resulting from McDonnell's incapacity due to physical or mental illness or any such actual or anticipated failure after McDonnell gives notice of termination of employment for Good Reason (as hereinafter defined)), including without limitation McDonnell's willful failure to perform at the direction of the resolutions of the Board of Directors; (ii) the engaging by McDonnell in willful or reckless conduct that is demonstrably injurious to the Company monetarily or otherwise, including without limitation the violation of Sections 14 and 16 of this Agreement; (iii) the conviction of McDonnell of a felony; (iv) material misrepresentation to the Company by McDonnell of his/her professional qualifications; or (v) the commission or omission of any act by McDonnell that is materially inimical to the best interests of the Company and that constitutes on the part of McDonnell common law fraud or malfeasance, misfeasance, or nonfeasance of duty; PROVIDED, HOWEVER, that except as provided in subsection
(iv) above "Cause" shall not include McDonnell's lack of professional qualifications. For purposes of this Agreement, an act, or failure to act, on the Executive's part shall be considered "willful" or "reckless" only if done, or omitted, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company. McDonnell may only be terminated for Cause pursuant to a resolution duly adopted by the majority vote of its entire membership present physically at a meeting of the Board of Directors called for such purpose (provided that a majority of the members approving such resolution were directors of TNS elected at its last annual meeting of stockholders), finding that, in the good faith opinion of the Board of Directors, McDonnell was guilty of conduct set forth in clause (i), (ii), (iii), (iv) or (v) above, and specifying the particulars thereof in detail; PROVIDED, HOWEVER, that McDonnell may not be terminated for Cause unless: (1) McDonnell receives at least ten (10) business days prior written notice of TNS's intention to terminate this Agreement for Cause and the specific reasons therefor; and (2) McDonnell has an opportunity to meet in person with TNS's entire Board of Directors and be given, if the acts are correctable, a reasonable opportunity and reasonable period of time to correct the act or acts (or non-action) giving rise to such written notice; and (3) the Board of Directors, by resolution duly adopted by the affirmative vote of a majority of the entire membership of the Board of Directors finds that McDonnell fails to make such correction after reasonable opportunity to do so, this Agreement may be terminated for Cause.

         In the event McDonnell is terminated for Cause, TNS's only obligation to McDonnell will be the payment of any accrued and unpaid Base Salary, accrued vacation, and earned incentive compensation for periods prior to the date of termination.

                  (e) BY TNS FOR OTHER THAN CAUSE. The Board of Directors may terminate this Agreement for reasons other than Cause in accordance with sub-paragraph (d) above after giving at least ninety (90) days' prior written notice of such termination to McDonnell. In addition to all other rights of McDonnell hereunder following such termination:

                         (i) TNS will pay to McDonnell within ten (10) days of
notice of termination (or, in the case of incentive bonus compensation, within ten (10) days of determination of amounts payable under the applicable bonus plan generally) an amount equal to (A) the undiscounted remainder of his Base Salary then in effect either for the remainder of the then-current term of this Agreement or two (2) years, whichever is greater, and (B) any deferred salary and/or bonus compensation payable under this Agreement or pursuant to any other plan or arrangement of TNS or any affiliate in which McDonnell is a participant, whether or not then vested or payable:

                         (ii) TNS shall pay to McDonnell an amount equal to two
(2) times the highest incentive bonus paid to McDonnell for any of the three calendar years immediately preceding the date of termination, prorated through his months of departure;

                         (iii) all granted but unexercisable stock options under
all of McDonnell's Option Agreements (and any additional options granted upon extension of the term hereof, if applicable) shall become immediately exercisable and remain exercisable according to the terms of the Plan;

                         (iv) McDonnell may participate in TNS's life,
disability, health, dental, accident and other benefit programs following such termination for either the remainder of the then-current term of this Agreement or two (2) years, whichever is greater, at no higher cost to McDonnell than McDonnell's costs immediately prior to the date of termination. In the event the Company's plans do not permit continued participation by McDonnell after his termination, then McDonnell will instead be entitled to a lump sum payment from TNS of the expected cost to McDonnell to purchase and continue all such benefit programs, as an individual or family policyholder, grossed up for all local, state and Federal taxes at the maximum tax rates.

                         (f) BY MCDONNELL FOR GOOD REASON. McDonnell may
terminate his employment hereunder (for purposes of this Agreement "Good Reason") after giving at least 30 days' notice in the event that: (i) TNS relocates its general and administrative offices or McDonnell's place of employment to an area other than the Washington, D.C. Standard Metropolitan Statistical Area (the "Washington SMSA"), (ii) he is assigned any duties substantially inconsistent with his responsibilities as described by Section 3 hereof or a substantial adverse alteration is made to the nature or status of such responsibilities (which for purposes of this Agreement shall be deemed to include the removal or non-reelection of McDonnell to TNS's Board of Directors unless consented to in writing by McDonnell), (iii) TNS reduces his Base Salary as in effect on the date hereof or as the same may be increased from time to time; (iv) TNS fails, without McDonnell's consent, to pay McDonnell any portion of his current compensation, or to pay him any portion of an installment of deferred compensation under any deferred compensation program of TNS, within seven (7) days of the date such compensation is due; (v) TNS fails to continue in effect any compensation plan in which McDonnell participates which is material to McDonnell's total compensation, unless an equitable arrangement (embodied in an ongoing substitute or alternative plan) has been made with respect to such plan, or the failure by TNS to continue McDonnell's participation therein (or in such substitute or alternative Plan) on a basis not materially less favorable, both in terms of the amount of benefits provided and the level of McDonnell's participation relative to other participants; (vi) TNS fails to continue to provide McDonnell with benefits substantially similar to those enjoyed by McDonnell under any of TNS's pension, life insurance, medical, health and accident, or disability plans in which McDonnell was participating;
(vii) TNS takes any action which would directly or indirectly materially reduce any of such benefits or deprive McDonnell of any material fringe benefit enjoyed by McDonnell, or TNS fails to provide McDonnell with the number of paid vacation days to which McDonnell is entitled hereunder; or (viii) TNS terminates, or proposes to terminate McDonnell's employment hereunder contrary to the requirements of Section 5(e) hereof (for purposes of this Agreement, no such termination or purported termination shall be effective). In the event that McDonnell elects to terminate this Agreement for Good Reason and his employment with TNS or any successor in interest in accordance with the provisions of this section, in addition to all other rights of McDonnell hereunder following such termination:


                         (i) TNS will pay to McDonnell within ten (10) days
of notice of termination (or, in the case of incentive bonus compensation, within ten (10) days of determination of amounts payable under the applicable bonus plan generally, an amount equal to (A) the undiscounted remainder of his Base Salary then in effect either for the remainder of the then-current term of this Agreement or two (2) years, whichever is greater, and (B) any deferred salary and/or bonus compensation payable under this Agreement or pursuant to any other plan or arrangement of TNS or any affiliate in which McDonnell is a participant, whether or not then vested or payable;

                         (ii) TNS shall pay to McDonnell an amount equal to two
(2) times the highest incentive bonus paid to McDonnell for any of three calendar years immediately preceding the date of termination prorated through his month of departure;

                         (iii) all granted but unvested stock options under all
of McDonnell's Option Agreements (including any additional options granted upon extension of the term hereof) shall become immediately exercisable and remain exercisable according to the terms of the Plan;

                         (iv) McDonnell may participate in TNS's life,
disability, health, dental, accident and other benefit programs following such termination for either the remainder of the then-current term of this Agreement or two (2) years, whichever is greater, at no higher cost to McDonnell than McDonnell's costs immediately prior to the date of termination. In the event the Company's plans do not permit continued participation by McDonnell after his termination, then McDonnell will instead be entitled to a lump sum payment from TNS of the expected cost to McDonnell to purchase and continue all such benefit programs, as an individual or family policyholder, grossed up for all local, state and Federal taxes at the maximum tax rates.

         Any other payments due or actions required under this Section 5(f) shall be made within 10 days of termination of the Agreement (or, in the case of incentive bonus compensation, within ten (10) days of determination of amounts payable under the applicable bonus plan generally).

                  (g) TERMINATION FOLLOWING A CHANGE IN CONTROL. In the event of termination of McDonnell's employment hereunder within two (2) years following a Change in Control (as defined below), for any reason (including by McDonnell for Good Reason but excluding any termination by TNS for Cause) in addition to the rights provided in the Option Agreement and all other rights provided hereunder:

                         (i) TNS will pay to McDonnell within ten (10) days of
notice of termination (or, in the case of incentive bonus compensation, within ten (10) days of determination of amounts payable under the applicable bonus plan generally) an amount equal to three (3) times his Base Salary in effect as of the date of termination, as well as any deferred salary bonus compensation payable under this Agreement or pursuant to any other plan or arrangement of TNS or any affiliate in which McDonnell is a participant, whether or not then vested or payable;

                         (ii) TNS shall pay to McDonnell an amount equal to
three (3) times the highest incentive bonus paid to McDonnell for any of the three calendar years immediately preceding the Change in Control, prorated through his month of departure;

                         (iii) all granted but unvested stock options under all
of McDonnell's Option Agreements (including any additional options granted upon extension of the term hereof) shall become immediately exercisable and remain exercisable according to the terms of the Plan;

                         (iv) McDonnell may participate in TNS's life,
disability, health, dental, accident and other benefit programs following such termination for three (3) years at no higher cost to McDonnell than McDonnell's costs immediately prior to the date of termination. In the event the Company's plans do not permit continued participation by McDonnell after his termination, then McDonnell will instead be entitled to a lump sum payment from TNS of the expected cost to McDonnell to purchase and continue all such benefit programs, as an individual or family policyholder, grossed up for all local, state and Federal taxes at the maximum tax rates. For purposes of this Agreement, "Change in Control" shall mean a change in control of a nature that would be required to be reported in response to Item 6(e) of Schedule 14A of Regulation 14A promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirements; provided that, without limitation, a Change in Control shall be deemed to have occurred if (i) any person (as such term is used in section 13(d) and 14(d) of the Exchange Act) is or becomes beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding securities; or (ii) during any period of two consecutive years, the following persons (the "Continuing Directors") cease for any reason to constitute a majority of the
Board: individuals who at the beginning of such period constitute the Board and new directors each of whose election to the Board or nomination for election to the Board by the Company's security holders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved; or (iii) the security holders of the Company approve a merger or consolidation of the Company with any other entity, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately before the merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of such surviving entity) a majority of the voting securities of the Company or of such surviving entity outstanding immediately after such merger or consolidation; or (iv) the security holders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

                  (h) NOTICE OF TERMINATION. Termination of this Agreement by TNS or termination of this Agreement by McDonnell shall be communicated by written notice to the other party hereto, specifically indicating the termination provision relied upon.

                  (i) CUT BACK IN BENEFITS. In the event that McDonnell becomes entitled to the payments and benefits described in this Section 5 (together with any other benefits to which McDonnell is entitled hereunder following a termination entitling McDonnell to the payments and benefits of this Section 5 the "Severance Benefits"), if any of the Severance Benefits will be subject to any excise tax (the "Excise Tax") imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), TNS shall pay to McDonnell an additional amount (the "Gross-Up Payment") such that the net amount retained by McDonnell, after deduction of any Excise Tax on the Severance Benefits and any federal, state and local income and employment tax and Excise Tax upon the payment provided for by this Section 5, shall be equal to the Severance Benefits. For purposes of determining whether any of the Severance Benefits will be subject to the Excise Tax and the amount of such Excise Tax, (i) any other payments or benefits received or to be received by McDonnell in connection with a Change in Control or McDonnell's termination of employment (whether pursuant to the terms of this Agreement or any other plan, arrangement or agreement with TNS, any person whose actions result in a change in control or any person affiliated with TNS or such person) shall be treated as "parachute payments" within the meaning of Section 280G(b)(2) of the Code, and all "excess parachute payments" within the meaning of Section 280G(b)(1) of the Code shall be treated as subject to the Excise Tax, unless in the opinion of tax counsel selected by TNS's independent auditors and reasonably acceptable to McDonnell such other payments or benefits (in whole or in part) do not constitute parachute payments, including without limitation by reason of Section 280G(b)(4)(A) of the Code, or such excess parachute payments (in whole or in part) represent reasonable compensation for services actually rendered, within the meaning of Section 280G(b)(4)(B) of the Code in excess of the Base Amount as defined in Section 280G(b)(3) of the Code allocable to such reasonable compensation, or are otherwise not subject to the Excise Tax, (ii) the amount of the Severance Benefits that shall be treated as subject to the Excise Tax shall be equal to the lesser of (a) the total amount of the Severance Benefits or (b) the amount of excess parachute payments within the meaning of Section 280G(b)(1) of the Code (after applying clause (i) above), and (iii) the value of all non-cash benefits or any deferred payment or benefit shall be determined by TNS's independent auditors in accordance with the principles of Section 280G(d)(3) and
(4) of the Code. For purposes of determining the amount of the Gross-Up Payment, McDonnell shall be deemed to pay federal income taxes at the highest marginal rate of federal income taxation in the calendar year in which the Gross-Up Payment is to be made and state and local income taxes at the highest marginal rate of taxation in the state and locality of his residence on the date of termination, net of the maximum reduction in federal income taxes which could be obtained from deduction of such state and local taxes. In the event that the Excise Tax is subsequently determined to be less than the amount taken into account hereunder in the computation of the Gross-Up Payment, McDonnell shall repay to TNS (without interest), at the time that the amount of such reduction in Excise Tax is finally determined, the portion of the Gross-Up Payment attributable to such reduction (plus that portion of the Gross-Up Payment attributable the Excise tax and federal, state and local income and employment tax imposed on the portion of the Gross-Up Payment being repaid by McDonnell to the extent that such repayment results in a reduction in the Excise Tax and/or in a federal, state or local income or employment tax deduction). In the event that the Excise Tax is determined to exceed the amount taken into account hereunder at the time of the computation of the Gross-Up Payment (including by reason of any payment the existence or amount of which cannot be determined at the time of the Gross-Up payment), TNS shall make an additional Gross-Up Payment in respect of such excess (plus any interest, penalties or additions payable by McDonnell with respect to such excess) at the time that the amount of such excess is finally determined. McDonnell and TNS shall each reasonably cooperate with the other in connection with any administrative or judicial proceedings concerning the existence or amount of liability for Excise Tax with respect to the Severance Benefits.

                  (j) EXPENSES. TNS also shall pay to McDonnell all legal and accounting fees and expenses incurred by McDonnell as a result of a termination which entitles him to the Severance Benefits (including all such fees and expenses, if any, incurred in disputing any such termination, in seeking in good faith to obtain or enforce any benefit or right provided by this Agreement or in any dispute with any taxing authority with respect to any Excise Tax). Such payments shall be made within five (5) business days after delivery of McDonnell's written requests for payment accompanied with evidence of such fees and expenses incurred as TNS may reasonably require.

                  (k) COMPANY PROPERTY. Upon the termination of McDonnell's employment under this agreement, for any reason, McDonnell shall be entitled to retain, as his own property, mobile telephones, notebook and other computers and their related peripherals, other electronic equipment, furnishings, all equipment manufactured by TNS and used by McDonnell, and other property issued to McDonnell in the course of his employment.

                  (l) FULL SETTLEMENT; NO DUTY TO MITIGATE. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations under this Agreement shall not be affected by any set-off, counterclaim, recoupment, defense, or other claim, right, or action the Company may have against McDonnell or others. McDonnell shall not be under any duty to mitigate the costs associated with the fulfillment of the obligations of the Company hereunder by seeking gainful employment or otherwise.

         6. BENEFICIARY. The Beneficiary of any payment to be made in the event of McDonnell's death shall be his wife, or such other person or persons as McDonnell shall designate in writing to TNS. If no beneficiary shall survive McDonnell, any such payments shall be made to his estate.

         7. NO WAIVER. The failure of either party at any time to enforce any provisions of this Agreement or to exercise any remedy, option, right, power or privilege provided for herein, or to require the performance by the other party of any of the provisions hereof, shall in no way be deemed a waiver of such provision at the same or at any prior or subsequent time.

         8. GOVERNING LAW. This Agreement is governed by and shall be construed in accordance with the laws of the Commonwealth of Virginia. McDonnell agrees to submit to personal jurisdiction in the Commonwealth of Virginia.

         9. VALIDITY. The invalidity or unenforceability of any provision or provisions of this Agreement shall not be deemed to affect the validity or enforceability of any other provision of this Agreement, which shall remain in full force and effect.

         10. SUCCESSORS. This Agreement shall be binding upon TNS, its successors and assigns, including any corporation or other business entity which may acquire all or substantially all of TNS's assets or business, or within which TNS may be consolidated or merged, or any surviving corporation in a merger involving TNS.

         11. WAIVER OR MODIFICATION OF AGREEMENT. No waiver or modification of this Agreement shall be valid unless in writing and duly executed by both parties.

         12. COUNTERPARTS. This Agreement may be executed in one or more counterparts, each of which together will constitute one and the same instrument.

         13. CONTROLLING AGREEMENT. In the event of any inconsistency or conflict between the provisions of this Agreement and any term or provision of the Option Agreement, the provisions of this Agreement shall govern and supersede such conflicting or inconsistent provision. To the extent it is able, TNS agrees to cause the Plan to be amended as may be required to eliminate any such conflict or inconsistency.

         14 NONCOMPETITION COVENANTS. McDonnell agrees that during the term of this Agreement, and thereafter for a period of two years following termination of his employment hereunder (other than in the event of any termination by TNS other than for Cause or by McDonnell for Good Reason, or termination for any reason within two years following a Change in Control, in which events the restrictions of this Section 14 shall not apply), he will not, without the prior written consent of the Board of Directors as evidenced by a resolution adopted by the Board, directly or indirectly, whether as employee, partner, owner, agent, director, officer, consultant or equity holder (except as the holder of not more than 5% of the outstanding equity interest at the time of acquisition of a publicly traded entity, or any successor thereto), engage in any business competitive with any business in which TNS or any of its affiliates were engaged on the date of termination (a "Competitive Business"). The foregoing shall not prohibit McDonnell from becoming affiliated with any person engaged in a Competitive Business provided that McDonnell's affiliation does not include any involvement in any capacity with such Competitive Business.

         McDonnell acknowledges that his violation of this Section 14 would cause TNS and its affiliates to suffer irreparable damage, and that the character, period and scope of the restrictions set forth herein are reasonably required for the protection of TNS. Therefore, in addition to any other remedies available to TNS under this Agreement or otherwise, TNS shall be entitled to seek injunctive relief with respect to any violation of this Section 14 in any court of competent jurisdiction.

         15. NONDISPARAGEMENT. Each party hereto agrees that for any reason, it will not make any disparaging statements, remarks or comments with respect to the remaining party, whether written or oral.

         16. CONFIDENTIAL INFORMATION. McDonnell shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge, or data relating to the Company or any of its Subsidiaries, and their respective businesses, obtained by McDonnell during his employment by the Company or any of its subsidiaries and that has not become public knowledge (other than by acts of McDonnell or his representatives in violation of this Agreement). After the date of termination of McDonnell's employment with the Company, McDonnell shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge, or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 16 constitute a basis for deferring or withholding any amounts otherwise payable to McDonnell under this Agreement.

         IN WITNESS WHEREOF, the parties have executed this Agreement as of the date and year first above written.



TRANSACTION NETWORK SERVICES, INC.:               EMPLOYEE:

By:      /s/ HENRY H. GRAHAM                      /s/ John J. McDonnell, Jr.
         -----------------------------            ------------------------------
         Henry H. Graham                          John J. McDonnell, Jr.
         Senior Vice President &                  Address: 8401 Brookewood Ct.
         Chief Financial Officer                  McLean Virginia 22102

EXHIBIT 10.2

In July 1999 the Company entered into the following form change in control agreement with its executive officers, Messrs. Brian J. Bates, Henry H. Graham, Jr., Roderick W. Lyman, John J. McDonnell III, Matthew M. Mudd, James Mullen, Luther Peters III, Ian Reingold, John Schanz, William Scheibel, Craig B. Stutzman and Scott Ziegler.

                           CHANGE IN CONTROL AGREEMENT

         AGREEMENT by and between Transaction Network Services, Inc., a Delaware corporation (the "Company"), with offices at 1939 Roland Clarke Place, Reston, VA 20191, and ______________________________ (the "Executive"), an individual residing at _______________________________________________________, dated as of the ____ day of ___________, 1999.

         WHEREAS, the Company recognizes that the current business environment makes it difficult to attract and retain highly qualified executives unless a certain degree of security can be offered to such individuals against organizational and personnel changes that frequently follow changes in control of an organization; and

         WHEREAS, even rumors of acquisitions or mergers may cause executives to consider major career changes in an effort to assure financial security for themselves and their families; and

         WHEREAS, the Company desires to assure fair treatment of its executives in the event of a Change in Control (as defined below) and to allow them to make critical career decisions without undue time pressure and financial uncertainty, thereby increasing their willingness to remain with the Company notwithstanding the outcome of a possible Change in Control transaction; and

         WHEREAS, the Company recognizes that its executives will be involved in evaluating or negotiating any offers, proposals, or other transactions that could result in Changes in Control of the Company and believes that it is in the best interest of the Company and its stockholders for such executives to be in a position, free from personal financial and employment considerations, to be able to assess objectively and pursue aggressively the interests of the Company's security holders in making these evaluations and carrying on such negotiations; and

         WHEREAS, the Board of Directors (the "Board") of the Company believes it is essential to provide the Executive with compensation arrangements upon a Change in Control that provide the Executive with individual financial security and that are competitive with those of other corporations, and, in order to accomplish these objectives, the Board has caused the Company to enter into this Agreement.

         NOW THEREFORE, the parties, for good and valuable consideration and intending to be legally bound, agree as follows:

         1. OPERATION AND TERM OF AGREEMENT. This Agreement shall be effective immediately upon its execution. This Agreement may be terminated by the Company upon 24 months' advance written notice to the Executive; PROVIDED, HOWEVER, that after a Change in Control of the Company during the term of this Agreement, this Agreement shall remain in effect until all of the obligations of the parties under the Agreement are satisfied and the Protection Period (as defined below) has expired. Prior to a Change in Control this Agreement shall immediately terminate upon termination of the Executive's employment or upon the Executive's ceasing to be an elected or appointed officer of the Company, except in the case of such termination under circumstances set forth in Section 2(e) below. This Agreement shall remain effective during any period during which the Executive is granted a leave of absence but otherwise remains an employee and officer of the Company.

         2. CERTAIN DEFINITIONS. The following words and phrases shall have the meanings given for the purposes of this Agreement:

                  (a) "Cause" shall mean (i) the continued failure by the Executive to perform his material responsibilities and duties toward the Company (other than any such failure resulting from the Executive's incapacity due to physical or mental illness); (ii) the engaging by the Executive in willful or reckless conduct that is demonstrably injurious to the Company monetarily or otherwise; (iii) the conviction of the Executive of a felony; (iv) material misrepresentation to the Company by Executive of his/her professional qualifications; or (v) the commission or omission of any act by the Executive that is materially inimical to the best interests of the Company and that constitutes on the part of the Executive common law fraud or malfeasance, misfeasance, or nonfeasance of duty; PROVIDED, HOWEVER, that except as provided in subsection (iv) above "Cause" shall not include the Executive's lack of professional qualifications. For purposes of this Agreement, an act, or failure to act, on the Executive's part shall be considered "willful" or "reckless" only if done, or omitted, by him not in good faith and without reasonable belief that his action or omission was in the best interest of the Company. The Executive's employment shall not be deemed to have been terminated for "cause" unless the Company shall have given or delivered to the Executive (A) reasonable notice setting forth the reasons for the Company's intention to terminate the Executive's employment for "cause"; (B) a reasonable opportunity, at any time during the 30-day period after the Executive's receipt of such notice, for the Executive, together with his counsel, to be heard before the Board; and (C) a Notice of Termination (as defined in Section 9 below) stating that, in the good faith opinion of not less than a majority of the entire membership of the Board, the Executive was guilty of the conduct set forth in clauses (i), (ii), (iii), or (iv) of the first sentence of this Section 2(a).

                  (b) "Change in Control" shall mean a change in control of a nature that would be required to be reported in response to Item 6(e) of
Schedule 14A of Regulation 14A promulgated under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), whether or not the Company is then subject to such reporting requirements; provided that, without limitation, a Change in Control shall be deemed to have occurred if (i) any person (as such term is used in section 13(d) and 14(d) of the Exchange Act) is or becomes beneficial owner (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the Company's then outstanding securities; or (ii) during any period of two consecutive years, the following persons (the "Continuing Directors") cease for any reason to constitute a majority of the Board: individuals who at the beginning of such period constitute the Board and new directors each of whose election to the Board or nomination for election to the Board by the Company's security holders was approved by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the period or whose election or nomination for election was previously so approved; or (iii) the securityholders of the Company approve a merger or consolidation of the Company with any other entity, other than a merger or consolidation that would result in the voting securities of the Company outstanding immediately before the merger or consolidation continuing to represent (either by remaining outstanding or by being converted into voting securities of such surviving entity) a majority of the voting securities of the Company or of such surviving entity outstanding immediately after such merger or consolidation; or (iv) the security holders of the Company approve a plan of complete liquidation of the Company or an agreement for the sale or disposition by the Company of all or substantially all of the Company's assets.

                  (c) "Code" shall mean the Internal Revenue Code of 1986, as amended.

                  (d) "Disability," for purposes of this Agreement, shall mean total disability as defined in any long-term disability plan sponsored by the Company in which the Executive participates, or, if there is no such plan or it does not define such term, then Disability shall mean the physical or mental incapacity of the Executive that prevents the Executive from substantially performing the duties of the office or position to which the Executive was elected or appointed by the Board for a period of at least 180 days, which incapacity is expected to be permanent and continuous through the Executive's 65th birthday.

                  (e) The "Change in Control Date" shall be any date during the term of this Agreement on which a Change in Control occurs. Notwithstanding any contrary provision in this Agreement, if the Executive's employment or status as an elected officer with the Company is terminated by the Company within six months before the date on which a Change in Control occurs, and it is reasonably demonstrated that such termination (i) was at the request of a third party who has taken steps reasonably calculated or intended to effect a Change in Control or

(ii) otherwise arose in connection with or anticipation of a Change in Control, then for the purposes of this Agreement the "Change in Control Date" shall mean the date immediately before the date of such termination.

                  (f)      "Good Reason" means:

                         (i) the assignment to the Executive within the
Protection Period of any duties inconsistent in any respect with the Executive's position (including status, offices, titles and reporting requirements, authority, duties, or responsibilities) or any other action that results in a diminution in such position, authority, duties, or responsibilities excluding for this purpose an isolated, insubstantial, and inadvertent action that is not taken in bad faith and is remedied by the Company promptly after receipt of notice given by the Executive;

                         (ii) a reduction by the Company in the Executive's base
salary in effect immediately before the beginning of the Protection Period or as increased from time to time after the beginning of the Protection Period;

                         (iii) a failure by the Company to maintain plans
providing benefits at least as beneficial as those provided by any benefit or compensation plan (including, without limitation, any incentive compensation plan, bonus plan, or program, retirement, pension or savings plan, life insurance plan, health and dental plan, or disability plan) in which the Executive is participating immediately before the beginning of the Protection Period or any action taken by the Company that would adversely affect the Executive's participation in, or reduce the Executive's opportunity to benefit under, any of such plans or deprive the Executive of any material fringe benefit enjoyed by him immediately before the beginning of the Protection Period; PROVIDED, HOWEVER, that a reduction in benefits under the Company's tax-qualified retirement, pension, or savings plans or its life insurance plan, health and dental plan, disability plans, or other insurance plans, which reduction applies generally to participants in the plans and has a de minimis effect on the Executive shall not constitute "Good Reason" for termination by the Executive;

                         (iv) the Company's requiring the Executive, without the
Executive's written consent, to be based at any office or location in excess of 50 miles from his office location immediately before the beginning of the Protection Period, except for travel reasonably required in the performance of the Executive's responsibilities;

                         (v) any purported termination by the Company of the
Executive's employment for Cause otherwise than as referred to in Section 9 of this Agreement; or

                         (vi) any failure by the Company to obtain the
assumption of the obligations contained in this Agreement by any successor as contemplated in Section 8(c) of this Agreement.

                  (g) "Parent" means any entity that directly or indirectly through one or more other entities owns or controls more than 50 percent of the voting securities of the Company.

                  (h) "Protection Period" means the period beginning on the Change in Control Date and ending on the last day of the 36th calendar month following the Change in Control Date.

                  (i) "Subsidiary" means a company 50 percent or more of the voting securities of which are owned, directly or indirectly, by the Company.

         3. BENEFITS UPON TERMINATION UNDER CERTAIN CIRCUMSTANCES WITHIN THE PROTECTION PERIOD. If the Executive's employment is terminated by the Company during the Protection Period other than for Cause or Disability and other than as a result of the Executive's death, or if the Executive terminates his employment during the Protection Period for Good Reason, the Company shall, subject to Section 6, pay to the Executive in a lump sum in cash within ten days after the date of termination the aggregate of the following amounts and shall provide the following benefits:

                  (a) The Executive's base salary and vacation pay (for vacation not taken) accrued but unpaid through the date of termination of employment; and

                  (b) A lump sum severance payment in an amount equal to the product of 2.99 times the Executive's "Average Annual Compensation." For the purposes of this Agreement, "Average Annual Compensation" shall be an amount equal to the average annual remuneration from the Company which was includable in the gross income of the Executive during the period consisting of the most recent five calendar years ending before the Change in Control Date; PROVIDED, HOWEVER, that if the Executive has been compensated by the Company for less than five calendar years or the Executive has taken a leave of absence at any time during such five calendar years, the average annual remuneration from the Company will be determined by calculating the annual average of the remuneration from the Company which was includable in the gross income of the Executive during such shorter period; and

                  (c) Within 30 days of the date of termination of employment, upon surrender by the Executive of the outstanding options to purchase shares of common stock of the Company ("Shares") granted to the Executive by the Company (the "Outstanding Options") and any stock appreciation rights granted to the Executive by the Company ("SARs"), an amount with respect to each Outstanding Option and SAR (whether vested or not) equal to the difference between the exercise price of such Outstanding Options and SARs and the higher of (x) the fair market value of the Shares on the date of such termination (but not less than the closing price for the Shares on the New York Stock Exchange, or such other national stock exchange on which such shares may be listed, on the last trading day such shares traded prior to the date of termination); and (y) the highest price paid for Shares or, in the cases of securities convertible into Shares or carrying a right to acquire Shares, the highest effective price (based on the prices paid for such securities) at which such securities are convertible into Shares or at which Shares may be acquired, by any person or group whose acquisition of voting securities has resulted in a Change in Control of the Company; and

                  (d) The Company shall provide the Executive with life insurance coverage and health plan coverage substantially comparable to the coverage the Executive was receiving from the Company immediately before termination of employment; the provision of such coverage will continue until the expiration of the thirty-six (36) calendar month period following the date of the termination of the Executive's employment, or, if earlier, until the date on which the Executive becomes eligible for comparable coverage in connection with subsequent employment, PROVIDED, HOWEVER, that if such coverage is not available under the plans covering the Company's employees, the Company may, at its option, substitute for the provision of such coverage monthly payments to the Executive for the same period in an amount equal to the reasonable monthly cost of securing comparable coverage for an individual of the Executive's age on a standard risk basis; and

                  (e) All of the Executive's benefits accrued under any supplemental retirement plans, excess retirement plans, and deferred compensation plans maintained by the Company or any of its Subsidiaries shall become immediately vested in full.

          4. NON-EXCLUSIVITY OF RIGHTS. Nothing in this Agreement shall prevent or limit the Executive's continuing or future participation in any benefit, bonus, incentive, or other plans, practices, policies, or programs provided by the Company or any of its Subsidiaries and for which the Executive may qualify, nor shall anything in this Agreement limit or otherwise affect such rights as the Executive may have under any stock option or other agreements with the Company or any of its Subsidiaries. Any amount of vested benefit or any amount to which the Executive is otherwise entitled under any plan, practice, policy, or program of the Company or any of its Subsidiaries shall be payable in accordance with the plan, practice, policy, or program; PROVIDED, HOWEVER, that if the Executive is entitled to benefits under Section 3, the Executive shall not be entitled to severance pay, or benefits similar to severance pay, under any plan, practice, policy, or program generally applicable to employees of the Company or any of its Subsidiaries. The provision of severance pay or other benefits pursuant to Section 3 shall not be deemed to be a continuance of the Executive's employment for any purposes.

          5. FULL SETTLEMENT; NO OBLIGATION TO SEEK OTHER EMPLOYMENT; LEGAL EXPENSES. The Company's obligation to make the payments provided for in this Agreement and otherwise to perform its obligations under this Agreement shall not be affected by any set-off, counterclaim, recoupment, defense, or other claim, right, or action the Company may have against the Executive or others. The Executive shall not be obligated to seek other employment or take any action by way of mitigation of the amounts payable to the Executive under any of the provisions of this Agreement. The Company agrees to pay, upon written demand by the Executive, all legal fees and expenses the Executive may reasonably incur as a result of any dispute or contest (regardless of outcome) by or with the Company or others regarding the validity or enforceability of, or liability under, any provision of this Agreement. In any such action brought by the Executive for damages or to enforce any provisions of this Agreement, the Executive shall be entitled to seek both legal and equitable relief and remedies, including, without limitation, specific performance of the Company's obligations under this Agreement, in the Executive's sole discretion.

          6. CUT BACK IN BENEFITS.

                  (a) Notwithstanding any other provision of this Agreement, the cash lump sum payment and other benefits or severance pay otherwise to be provided pursuant to Section 3 of this Agreement (the "Severance Benefit") shall be reduced as described below if the Company would, by reason of section 280G of the Code, not be entitled to deduct for federal income tax purposes any part of the Severance Benefit or any part of any other payment or benefit to which Executive is entitled under any plan, practice, policy, or program.

                  (b) For the purposes of this Agreement, the Company's independent auditors shall determine the value of any deferred payments or benefits in accordance with the principles of section 280G of the Code, and tax counsel selected by the Company's independent auditors and acceptable to the Company shall determine the deductibility of payments and benefits to which the Executive is entitled. The Severance Benefit shall be reduced only to the extent required, in the opinion of such tax counsel, to prevent such nondeductibility of any part of the remaining Severance Benefit and other payments and benefits to which the Executive is entitled. Any determination made by the Company's independent auditors or by tax counsel pursuant to this Section 6 shall be conclusive and binding on the Executive. In making any such determination, the Company's independent auditors shall not include any value associated with the acceleration of incentive stock options (within the meaning of Section 422 of the Code) unless following the date of this Agreement legislation or regulations shall be adopted specifically requiring such result.

                  (c) If any reduction is to be made pursuant to this Section 6, the Executive shall have the right, in his or her sole discretion, to determine which elements of the Severance Benefit shall be reduced to conform to the provisions of this Section 6. The reductions may include the elimination of payments, the reduction of the amount of any payments and/or the extension of the date upon which the payments would otherwise be made.

         7. CONFIDENTIAL INFORMATION. The Executive shall hold in a fiduciary capacity for the benefit of the Company all secret or confidential information, knowledge, or data relating to the Company or any of its Subsidiaries, and their respective businesses, obtained by the Executive during the Executive's employment by the Company or any of its Subsidiaries and that has not become public knowledge (other than by acts of the Executive or his representatives in violation of this Agreement). After the date of termination of the Executive's employment with the Company, the Executive shall not, without the prior written consent of the Company, communicate or divulge any such information, knowledge, or data to anyone other than the Company and those designated by it. In no event shall an asserted violation of the provisions of this Section 7 constitute a basis for deferring or withholding any amounts otherwise payable to the Executive under this Agreement.

          8. SUCCESSORS.

                  (a) This Agreement is personal to the Executive and shall not be assignable by the Executive other than by will or the laws of descent and distribution. This Agreement shall inure to the benefit of and be enforceable by the Executive's legal representatives or successors in interest. The Executive may designate a successor or successors in interest to receive any and all amounts due the Executive under this Agreement after the Executive's death. A designation of a successor in interest shall be made in writing, signed by the Executive, and delivered to the Company pursuant to Section 12(b). This Section 8(a) shall not supersede any designation of beneficiary or successor in interest made by the Executive or provided for under any other plan, practice, policy, or program of the Company.

                  (b) This Agreement shall inure to the benefit of and be binding upon the Company and its successors and assigns.

                  (c) The Company shall require any successor (whether direct or indirect, by purchase, merger, consolidation, or otherwise) to all or substantially all of the business or assets of the Company and any Parent of the Company or any successor and without regard to the form of transaction utilized to acquire the business or assets of the Company, to assume expressly and agree to perform this Agreement in the same manner and to the same extent that the Company would be required to perform it if no such succession or parentage had taken place. As used in this Agreement, "Company" shall mean the Company as defined above and any successor to its business or assets as aforesaid (and any Parent of the Company or any successor) that is required by this clause to assume and agree to perform this Agreement or that otherwise assumes and agrees to perform this Agreement.

          9. NOTICE OF TERMINATION. Any termination of the Executive's employment by the Company for Cause or by the Executive for Good Reason shall be communicated by Notice of Termination to the other party given in accordance with Section 12(b) of this Agreement. For purposes of this Agreement, a "Notice of Termination" means a written notice that (i) indicates the specific termination provision in this Agreement relied upon, (ii) sets forth in reasonable detail the facts and circumstances claimed to provide a basis for termination of the Executive's employment under the provision so indicated, and
(iii) if the date of termination is other than the date of receipt of such notice, specifies the termination date (which date shall be not more than fifteen days after the giving of such notice). The failure by the Executive to set forth in the Notice of Termination any fact or circumstance that contributes to a showing of Good Reason shall not waive any right of the Executive under this Agreement or preclude the Executive from asserting such fact or circumstance in enforcing his rights.

          10. REQUIREMENTS AND BENEFITS IF EXECUTIVE IS EMPLOYEE OF SUBSIDIARY OF COMPANY. If the Executive is an employee of any Subsidiary of the Company, he shall be entitled to all of the rights and benefits of this Agreement as though he were an employee of the Company and the term "Company"shall be construed to include the Subsidiary by which the Executive is employed. The Company guarantees the performance of its Subsidiary under this Agreement.

          11. DISPUTE RESOLUTION. The Company and the Executive shall attempt to resolve between them any dispute that arises under this Agreement. If they cannot agree within ten days after either party submits a demand for arbitration to the other party, then the issue shall be submitted to arbitration with each party having the right to appoint one arbitrator and those two arbitrators mutually selecting a third arbitrator. The rules of the American Arbitration Association for the arbitration of commercial disputes shall apply and the decision of two of the three arbitrators shall be final. The arbitrators must reach a decision within 60 days after the selection of the third arbitrator. The arbitration shall take place in Fairfax County, Virginia. The arbitrators shall apply Virginia law.

          12. MISCELLANEOUS.

                  (a) This Agreement shall be governed by and construed in accordance with the laws of the Commonwealth of Virginia, without reference to principles of conflict of laws. The captions of this Agreement are not part of the Agreement and shall have no force or effect. This Agreement maybe amended or modified only by a written agreement executed by the parties or their respective successors and legal representatives.

                  (b) All notices and other communications under this Agreement shall be in writing and shall be given by hand delivery to the other party or by registered or certified mail, return receipt requested, postage prepaid, to the addresses for each party as first written above or to such other address as either party shall have furnished to the other in writing in accordance with this Section 12. Notices and communications to the Company shall be addressed to the attention of the Company's Corporate Secretary. Notice and communications shall be effective when actually received by the addressee.

                  (c) Whenever reference is made in this Agreement to any specific plan or program of the Company, to the extent that the Executive is not a participant in the plan or program or has no benefit accrued under it, whether vested or contingent, as of the Change in Control Date, then such reference shall be null and void and the Executive shall acquire no additional benefit as a result of such reference.

                  (d) The invalidity or unenforceability of any provision of this Agreement shall not affect the validity or enforceability of any other provision of this Agreement.

                  (e) The Company may withhold from any amounts payable under this Agreement such federal, state, or local taxes as shall be required to be withheld pursuant to any applicable law or regulation.

                  (f) The Company's or the Executive's failure to insist upon strict compliance with any provision of this Agreement shall not be construed to be a waiver of such provision or any other provision.

                  (g) Except in the case of termination of employment or elected officer status under the circumstances set forth in Section 2(e) above, upon a termination of the Executive's employment or upon the Executive's ceasing to be an elected officer of the Company, in each case, prior to the Change in Control Date, there shall be no further rights under this Agreement.

         IN WITNESS WHEREOF, the Executive has set his hand to this Agreement and, pursuant to the authorization from the Board, the Company has caused this Agreement to be executed as of the day and year first above written.


                                  TRANSACTION NETWORK SERVICES INC.


                                      By:
                                          ------------------------------------
                                          John J. McDonnell, Jr.
                                          President and Chief Executive Officer


                                      EXECUTIVE


                                      ----------------------------------------
                                      Title:
                                            ----------------------------------